Form 10-Q
period 1996-03-31
RANCON REALTY FUND III
filed 1996-05-16
CIK 707853

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1996

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission file number 0-13157

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)



                    California                              33-0023868
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification)


       400 South El Camino Real, Suite 1100
              San Mateo, California                            94402
     (Address of principal executive offices)               (Zip Code)


                                   (415) 343-9300
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No

           Total number of units outstanding as of March 31, 1996: 37,489.

        PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                      March 31, December 31,
        Assets                                          1996        1995
        ------                                        ---------    ---------
        Property:
         Rental property (net of accumulated
          depreciation of $570 and $557 at March
          31, 1996 and December 31, 1995)             $ 1,139      $ 1,152
         Land held for development                      3,190        3,186
         Land held for sale                             1,514        1,514
                                                       ------       ------
            Total property                              5,843        5,852

        Cash and cash equivalents                         211          459
        Prepaid expenses and other assets (net of
         accumulated amortization of $61 and $53
         at March 31, 1996 and December 31, 1995           45           51
                                                       ------       ------
            Total assets                              $   6,099    $   6,362
                                                       ======       ======
        Liabilities and Partners' Equity (Deficit)

        Accounts payable and other liabilities        $   203      $   194
        Accrued guarantee settlement costs                ---          300
        Notes payable - secured                           560          500
                                                       ------       ------
            Total liabilities                             763          994

        Partners' equity (deficit):
         General Partners                                (265)        (264)
         Limited partners - 37,489 limited partnership
          units outstanding                             5,601        5,632
                                                       ------       ------
          Total partners' equity (deficit)              5,336        5,368
                                                       ------       ------
        Total liabilities and partners' equity        $ 6,099      $ 6,362
                                                       ======       ======










                   See accompanying notes to financial statements.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)

                                     (Unaudited)
                                                        Three Months Ended
                                                           March 31,
                                                      1996          1995
          Revenues:                                  ------        ------
            Rental income                            $  50        $   95
            Interest and other income                    3             4
                                                    ------        ------
               Total revenues                           53            99
                                                    ------        ------
          Costs and expenses:
            Operating                                   20            36
            Interest expense                            16            52
            Depreciation and amortization               21            31
            Expenses associated with undeveloped
             land                                       35            34
            General and administrative                 110           103
                                                    ------        ------
              Total operating costs and expenses       202           256
                                                    ------        ------
          Loss before extraordinary item              (149)         (157)

          Extraordinary gain:
            Guarantee settlement                       117           ---
                                                    ------        ------
               Net loss                              $     (32)   $    (157)
                                                     ======       ======

          Net loss per limited partnership unit      $   (0.83)   $   (4.11)
                                                    ======        ======
          Distribution per unit                      $     ---    $     ---
                                                    ======        ======
          Weighted average number of limited
           partnership units outstanding during
           each period used to compute net loss
           per limited partnership unit             37,489        37,489
                                                    ======        ======














                   See accompanying notes to financial statements.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

               Statements of Partners' Equity (Deficit) (in thousands)
                  For the three months ended March 31, 1996 and 1995
                                     (Unaudited)

                                                                   Total
                                             General    Limited  Partners'
                                            Partners   Partners   Equity
                                            --------    ------    ------

          Balance at December 31, 1994      $   (112) $ 13,093  $ 12,981

          Net loss                                (3)     (154)     (157)
                                             -------   -------   -------
          Balance at March 31, 1995         $   (115) $ 12,939  $ 12,824
                                             =======   =======   =======


          Balance at December 31, 1995      $   (264) $  5,632  $  5,368

          Net loss                                (1)      (31)      (32)
                                             -------   -------   -------
          Balance at March 31, 1996         $   (265) $  5,601  $  5,336
                                             =======   =======   =======































                   See accompanying notes to financial statements.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                          Three Months Ended
                                                             March 31,
                                                        1996         1995
                                                       ------       ------
          Cash flows provided by operating
           activities:
             Net loss                               $    (32)     $   (157)
          Adjustments to reconcile net loss
           to net cash used for operating
           activities:
                Depreciation and amortization             21            31
          Extraordinary gain on guarantee
             settlement                                 (117)          ---

          Changes in certain assets and liabilities:
                Prepaid expenses and other
                 assets                                   (1)           (6)
                Accounts payable and other
                 liabilities                               9           111
                                                     -------       -------
             Net cash used for operating
              activities                                (120)          (21)
                                                     -------       -------
          Cash flows from investing activities:
             Additions to real estate                     (5)           (9)
                                                     -------       -------
             Net cash used for investing
              activities                                  (5)           (9)
                                                     -------       -------
          Cash flows from financing activities:
             Borrowings on notes
              payable - secured                           60           ---
             Payment of guarantee settlement            (183)          ---
             Net cash used for financing             -------       -------
              activities                                (123)          ---
                                                     -------       -------
          Net decrease in cash and cash
           equivalents                                  (248)          (30)

          Cash and cash equivalents
           at beginning of period                        459            66
                                                     -------       -------
          Cash and cash equivalents
           at end of period                          $   211       $    36
                                                     =======       =======






                   See accompanying notes to financial statements.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
                    POLICIES
                    -------------------------------------------------------
          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund III, A California Limited Partnership (the Partnership) as of March 31, 1996 and December 31, 1995, and the related statements of operations, changes in partners' equity, and cash flows for the three months ended March 31, 1996 and 1995.

          Effective  with   the  year   ended   December  31,   1996,   the
          Partnership's year end has been changed from September 30 to December 31.

          Allocation  of  profits,  losses   and  cash  distributions  from
          operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement.

          In December, 1994 RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $299,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          Reclassification - Certain 1995 balances have been reclassified to conform with the current period presentation.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)



          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements  should   be  read   in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Note 3.   NOTES RECEIVABLE
                    ----------------
          During October, 1992, the Partnership began legal proceedings against Sumarco (the buyer of a restaurant sold by the Partnership) on a $38,000 note receivable that was in default. The Partnership and Sumarco successfully negotiated a payment schedule and the Partnership received monthly payments for a short-time. Sumarco then defaulted on its payments under the note and the Partnership obtained a default judgement and recorded the related abstracts of judgement. Based on the uncertainty of collection on the defaulted note, management established a reserve for the remaining balance of $17,000 at September 30, 1994. Legal council has since then determined the $17,000 note receivable is uncollectible, therefore, management applied the receivable to the established reserve on March 31, 1996.

          Note 4.   DISPOSITION OF PROPERTY
                    -----------------------
          On March 15, 1995 management of Civic Center III was turned over to a receiver for the lender of the $2,149,000 note payable secured by such property. As a result of decreased occupancy and rental rates, the monthly debt service payments exceeded the cash generated by the rental operations of the property. These factors, along with the decline in the property s value and the unsuccessful attempts to renegotiate the terms of the loan, forced management to discontinue the monthly debt service payments. In April 1995, the Partnership was required to turn over to the receiver the net cash flow generated by Civic Center III from January 1, 1995 through March 15, 1995 of approximately $26,000 and on May 23, 1995, title to the property passed to the lender.

          Note 5.   ACCRUED GUARANTEE SETTLEMENT COSTS
                    ----------------------------------
          The Partnership agreed to indemnify the Sponsors for any amounts paid under an agreement executed by the Sponsors in 1992 guaranteeing the payment and performance of a portion of a promissory note to Imperial Thrift and Loan (Imperial) which was assumed by Sumarco when they purchased a restaurant from the

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Partnership on April 30, 1992. The guarantee of up to a maximum of $600,000 in liability, was a condition of such assumption. Sumarco defaulted under the terms of the note. Imperial filed a foreclosure action against Sumarco and named the Sponsors as defendants for purposes of enforcing the guarantee. The Partnership felt there were strong points in its favor, but in the interim had recorded an estimated loss on such guarantee of $300,000 as of September 30, 1993.

          In order to avoid the uncertainties and expense of further litigation, Imperial and the Sponsors entered into a Settlement Agreement and Release on January 2, 1996. The Agreeing Parties (Imperial and the Sponsors) acknowledge that the settlement between them is a compromise resolution of disputed claims. Accordingly, Imperial filed a Request for Dismissal of Case No. RCV 07394, and the Sponsors complied with their payment of $182,500 on January 16, 1996. The Partnership reimbursed the Sponsor under its indemnity agreement and applied the estimated loss of $300,000 recorded at September 30, 1993 to the $182,500 payment and $117,500 to extraordinary gain. Sumarco is not party to this full and final settlement, and is in no way to be benefited or released by it.

          Note 6.   NOTES PAYABLE
                    -------------
          On October 4, 1995, the Partnership borrowed $575,000, from an unaffiliated third party, secured by Civic Center II. $75,000 of the loan proceeds were held back by the lender to be disbursed for tenant improvements. During 1996, $60,000 have been disbursed to the Partnership from the lender holdback. Interest accrues at the Wells Fargo Bank Prime Rate plus 2.00% (10.25% at March 31, 1996), payable in monthly interest only installments. The outstanding principal is due February 20, 1997.

          Note 7.   SUBSEQUENT EVENT
                    ----------------
          Subsequent to the Partnership's quarter end, approximately 33 acres of the 35 acres of unimproved Land Held for Sale in Rancho Cucamonga went into escrow for a sales price of $2,166,000, for which the buyer paid a $250,000 non-refundable deposit. The expected close of escrow is June 3, 1996. The cash proceeds will be used to payoff the balance of the $575,000 note payable discussed in Note 6 and the remainder will be used to establish cash reserves for the Partnership.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of December, 1986, Rancon Realty Fund III (the Partnership) was fully funded from the sale of all limited partnership units (Units) in the amount of $37,500,000. As of March 31, 1996, the Partnership had cash of $211,000. The remainder of the Partnership's assets consist primarily of its investments in property, which totaled $5,843,000 as of March 31, 1996.

          The Partnership's primary source of funds has consisted of the proceeds of the sale of its Units. Other sources of funds include property sales, property operations, property financing and interest income earned on cash balances. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with acquiring tenants. The net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations. Cash expected to be generated by rental activities during 1996 when combined with cash on hand and the borrowing discussed in Note 7 will not be adequate to cover the Partnership's projected expenditures for 1996. Management and the general partners are currently considering the best action to take to satisfy this shortfall. Options being considered include reducing expenses and selling a portion of the unimproved land in Rancho Cucamonga, California, (which, subsequent to March 31, 1996, has gone into escrow for a sales price of $2,166,000 - see further discussion below) to generate sufficient cash proceeds to place the Partnership in a position to cover its projected expenditures. The Partnership will continue to monitor market conditions in order to sell its remaining properties for the best obtainable price during fiscal years 1996 through 1999 as conditions allow.

          The Partnership's assets are located within the Inland Empire submarket of the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. The Partnership may receive both positive and negative effects from these current market conditions. Potential negative effects include the delinquency of lease and mortgage payments owed to the Partnership, a decrease in competitive market lease rates and land prices and decreased occupancy levels due to corporate downsizing. The Partnership may benefit from the current economic and financing conditions due to the general lack of new competitive product being constructed, potentially causing greater absorption of existing inventory.

          In November 1993, the Partnership and Sumarco (the buyer of a restaurant sold by the Partnership on April 30, 1992) successfully negotiated a payment schedule in connection with delinquent $38,000 note receivable, which provided for a reduction in the principal balance of approximately $5,000 provided that semi-monthly principal and interest payments of $1,000 are made by Sumarco until $33,000 in principal has been paid. To show good faith during the negotiations, the Partnership received a partial payment in the amount of $5,000 from Sumarco. Such payment was applied to accrued interest receivable, late charges and the reimbursement of a portion of the legal costs incurred to date related to the delinquent note. In addition, upon reaching the final agreement, a one-time payment of $5,000 was also received. Sumarco defaulted on its payments under the note which had a balance of $17,000 as of December 31, 1995, and the Partnership obtained a default judgement and recorded the related abstracts of judgement. Legal council determined the $17,000 note receivable was uncollectible, therefore, management applied the receivable to the established reserve on March 31, 1996.

          In connection with the sale of the restaurant site to Sumarco, the Sponsors guaranteed a portion of the payment and performance of the promissory note to Imperial Thrift and Loan (Imperial) which was assumed by Sumarco and the Partnership agreed to indemnify the Sponsors for any amounts so paid. The guarantee by the Sponsors of up to a maximum $600,000 in liability was a condition of such assumption. Sumarco defaulted under the terms of the note. Imperial filed a foreclosure action against Sumarco and named the Sponsors as defendants for purposes of enforcing the guarantee. The Partnership felt there were strong points in its favor, but, recorded a liability for the estimated loss on the guarantee at September 30, 1993 of $300,000. On January 2, 1996, Imperial and the Sponsors negotiated a full and final settlement of all claims. The agreeing Parties (Imperial and the Sponsors) acknowledge that the settlement between them is a compromise resolution of deputed claims. Accordingly, Imperial filed a Request for Dismissal of Case No. RCV 07394, and the Sponsors complied with their payment of $182,500 on January 16, 1996. The Partnership reimbursed the Sponsor under its indemnity agreement and applied the estimated loss of $300,000 recorded at September 30, 1993 to the $182,500 payment and $117,500 to extraordinary gain. Sumarco is not party to this full and final settlement, and is in no way to be benefited or released by it.

          On March 15, 1995, management of Civic Center III was turned over to a receiver for Mitsui Manufacturers Bank, the lender of the $2,149,000 note payable secured by such property. As a result of decreased occupancy and rental rates, the monthly debt service payments exceeded the cash generated by the rental operations of the property. These components, along with the decline in the property s value and the unsuccessful attempts to renegotiate the terms of the loan, forced management to discontinue the monthly debt service payments. In April 1995, the Partnership was required to turn over to the receiver the net cash flow generated by Civic Center III from January 1, 1995 through March 15, 1995 of approximately $26,000 and on May 23, 1995, title to the Civic Center III property passed to the lender. The deed-in-lieu of foreclosure reduced total assets by $1,485,000 and long term obligations by $2,244,000.

          The Partnership currently owns the following properties: Civic Center II (17,750 leasable commercial square feet), parcels totalling approximately 41 acres of unimproved land in Rancho Cucamonga, CA and approximately 8.92 acres of unimproved land in San Bernardino, CA.

          The Partnership has received city approval on a tentative parcel map for 33 acres of the unimproved land owned in Rancho Cucamonga with the intent to sell and/or "build to suit" the parcels. This property was listed for sale in 1996 and is currently in escrow for a sales price of $2,166,000, for which the buyer has paid a $250,000 non-refundable deposit. The expected close of escrow is June 3, 1996. The cash proceeds will be used to establish cash reserves for the Partnership.

          The balance  of  the  Partnership's  unimproved  land  in  Rancho
          Cucamonga (approximately 8 acres), and the 8.92 acres of unimproved land in San Bernardino will be held by the Partnership with minimum development activity, in hopes that land prices will increase in the next few years.

          On October 4, 1995, the Partnership borrowed $575,000, from an unaffiliated third party, secured by Civic Center II. $75,000 of the loan proceeds were held back by the lender to be disbursed for tenant improvements. During 1996, $60,000 have been disbursed to the Partnership from the lender holdback. Interest accrues at the Wells Fargo Bank Prime Rate plus 2.00% (10.25% at March 31, 1996), payable in monthly interest only installments. The outstanding principal is due February 20, 1997. The proceeds have been used to fund operations and provide working capital for development and or sale of unimproved parcels of land.

          RESULTS OF OPERATIONS
          ---------------------
          As would be expected as a result of the deed-in-lieu of foreclosure on Civic Center III (discussed above) in 1995, rental income, operating expenses, interest expense, and depreciation and amortization decreased during the three months ended March 31, 1996 compared to the same period in 1995.

          General and administrative expenses increased 6% during the three months ended March 31, 1996 when compared to the three months ended March 31, 1995 primarily as a result of professional services rendered in connection with a valuation of the Partnership's assets.

          The guarantee settlement amount of $117,000 is the result of reversing a portion of an estimated accrual set up at September 30, 1993, pertaining to the guarantee of a promissory note to Imperial Thrift, as previously discussed.

          Part 2.   OTHER INFORMATION


          Item 1.   Legal Proceedings

                    Incorporated by reference to Note 5 of the Notes to Financial Statements included herein.

          Item 2.   Changes in Securities

                    Not applicable.

          Item 3.   Defaults Upon Senior Securities

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    None.

                    (b) Reports on Form 8-K:

                    None.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date:                 RANCON REALTY FUND III,
                                a California Limited Partnership
                                (Registrant)




          Date:                 By: /s/  Daniel L. Stephenson
                                    Daniel  L. Stephenson,  General Partner
          and
                                    Director,  President,  Chief  Executive
                                    Officer and
                                    Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Realty Fund III,
                                    a California Limited Partnership