Form 10-Q
period 1996-06-30
RANCON REALTY FUND III
filed 1996-08-14
CIK 707853

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1996

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

                                   Yes  X   No

            Total number of units outstanding as of June 30, 1996: 37,481.

        PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                      June 30,   December 31,
        Assets                                          1996          1995
                                                      ---------    ---------
        Property:
         Rental property (net of accumulated
          depreciation of $582 and $557 at June
          30, 1996 and December 31, 1995)             $ 1,128      $ 1,152
         Land held for development                      3,186        3,186
         Land held for sale                               151        1,514
                                                       ------       ------
            Total property                              4,465        5,852

        Cash and cash equivalents                       1,250          459
        Prepaid expenses and other assets (net of
         accumulated amortization of $80 and $53
         at June 30, 1996 and December 31, 1995)           46           51
                                                       ------       ------
            Total assets                              $   5,761    $   6,362
                                                       ======       ======
        Liabilities and Partners' Equity (Deficit)

        Accounts payable and other liabilities        $    27      $   194
        Accrued guarantee settlement costs                ---          300
        Note payable - secured                            ---          500
                                                       ------       ------
            Total liabilities                              27          994
                                                       ------       ------
        Partners' equity (deficit):
         General partners                                (257)        (264)
         Limited partners - 37,481 and 37,489
            limited partnership units outstanding       5,991        5,632
            at June 30, 1996 and December 31,
            1995                                       ------       ------
          Total partners' equity                        5,734        5,368
                                                       ------       ------
        Total liabilities and partners' equity        $ 5,761      $ 6,362
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

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                         Three months             Six months
                                             ended                   ended
                                           June 30,                June 30,
                                          -----------             ----------
                                       1996       1995        1996        1995
                                      ------     ------      ------      ------
   Revenues:
     Rental income                    $   34     $   69      $   84      $  164
     Gain on sale of land                623          1         623           1
     Gain on deed-in-lieu                ---        760         ---         760
     Interest and other income             2          5           5           9
                                      ------     ------      ------      ------
         Total revenues                  659        835         712         934
                                      ------     ------      ------      ------
   Costs and expenses:
     Operating                            23         46          43          82
     Interest expense                     12         37          28          89
     Depreciation and amortization        31         39          52          70
     Expenses associated with
      undeveloped land                    88         43         123          77
     General and administrative          107        124         217         227
                                      ------     ------      ------      ------
       Total costs and expenses          261        289         463         545
                                      ------     ------      ------      ------
   Income before extraordinary item      398        546         249         389

   Extraordinary item:
     Guarantee settlement                ---        ---         117         ---
                                      ------     ------      ------      ------
         Net income                   $  398     $  546      $  366      $  389
                                      ======     ======      ======      ======
   Net income per limited
    partnership unit                 $ 10.41    $ 14.27     $  9.57     $ 10.17
                                      ======     ======      ======      ======
   Weighted average number of
    limited partnership units
    outstanding during each
    period used to compute net
    income per limited
    partnership unit                  37,484     37,489      37,486      37,489
                                      ======     ======      ======      ======








                   See accompanying notes to financial statements.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Partners' Equity (Deficit)
                   For the six months ended June 30, 1996 and 1995
                                    (in thousands)
                                     (Unaudited)

                                                                  Total
                                             General   Limited  Partners'
                                            Partners  Partners   Equity
                                            --------  --------  --------

          Balance at December 31, 1994      $   (112) $ 13,093  $ 12,981

          Net income                               8       381       389
                                             -------   -------   -------
          Balance at June 30, 1995          $   (104) $ 13,474  $ 13,370
                                             =======   =======   =======


          Balance at December 31, 1995      $   (264) $  5,632  $  5,368

          Net income                               7       359       366
                                             -------   -------   -------
          Balance at June 30, 1996          $   (257) $  5,991  $  5,734
                                             =======   =======   =======






























                   See accompanying notes to financial statements.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)
                                                          Six months Ended
                                                               Ended
                                                             June 30,
                                                        1996         1995
                                                       ------       ------
          Cash flows provided by operating
           activities:
             Net income                               $  366       $  389
          Adjustments to reconcile net income
           to net cash used for operating
           activities:
                Depreciation and amortization             52           70
                Gain on sale of land                    (623)          (1)
                Gain on deed-in-lieu                     ---         (760)
          Extraordinary gain:
                Guarantee settlement                    (117)         ---
          Changes in certain assets and
             liabilities:
                Prepaid expenses and other
                   assets                                (22)           7
                Accounts payable and other
                   liabilities                          (167)         231
                Payment of guarantee settlement         (183)         ---
                                                      ------       ------
                Net cash used for operating
                   activities                           (694)         (64)
                                                      ------       ------
          Cash flows from investing activities:
             Net proceeds from sale of assets          1,986           25
             Additions to real estate                     (1)         (13)
                                                      ------       ------
                Net cash provided by investing
                   activities                          1,985           12
                                                      ------       ------
          Cash flows from financing activities:
             Borrowings on notes payable-
                secured                                   60          ---
             Note payable principal payments            (560)         ---
                                                      ------       ------
                Net cash used for financing
                activities                              (500)         ---
                                                     -------      -------
          Net increase (decrease) in cash and
           cash equivalents                              791          (52)

          Cash and cash equivalents
           at beginning of period                        459           66
                                                     -------      -------
          Cash and cash equivalents
           at end of period                          $ 1,250      $    14
                                                     =======      =======
                   See accompanying notes to financial statements.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   THE   PARTNERSHIP   AND  ITS'   SIGNIFICANT  ACCOUNTING
                    POLICIES
                    -------------------------------------------------------
          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund III, A California Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995, and the related statements of operations for the three and six months ended June 30, 1996 and 1995, and the changes in partners' equity, and cash flows for the six months ended June 30, 1996 and 1995.

          Effective  with   the  year   ended   December  31,   1995,   the
          Partnership's year end has been changed from September 30 to December 31.

          During 1996, six limited partnership units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write-off investments for income tax purposes. As of June 30, 1996 units issued and outstanding were 37,481.

          Allocations of profits, losses and cash distributions from operations and cash distributions from sale or refinancing are made pursuant to the terms of the Partnership Agreement.

          In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $299,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

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

          Note  3.  LAND HELD FOR DEVELOPMENT
                    -------------------------
          On June 15, 1996, approximately 1 acre of the 6 acres of unimproved Land Held for Development went into escrow for a sales price of $265,000, for which the buyer paid a $5,000 deposit. The expected close of escrow is October 15, 1996 or 30 days after the Buyer has approved all of the conditions set forth in the Agreement Of Purchase And Sale And Joint Escrow Instructions. The cash proceeds will be cash reserves of the Partnership.

          Note 4.   NOTE RECEIVABLE
                    ---------------
          During October, 1992, the Partnership began legal proceedings against Sumarco (the buyer of a restaurant sold by the Partnership) on a $38,000 note receivable that was in default. The Partnership and Sumarco successfully negotiated a payment schedule and the Partnership received monthly payments for a short-time. Sumarco then defaulted on its payments under the note and the Partnership obtained a default judgement and recorded the related abstracts of judgement. Based on the uncertainty of collection on the defaulted note, management established a reserve for the remaining balance of $17,000 at September 30, 1994. Legal council has since then determined the $17,000 note receivable is uncollectible, therefore, management applied the receivable to the established reserve on March 31, 1996.

          Note 5.   DISPOSITION OF PROPERTY
                    -----------------------
          On June 3, 1996, the Partnership sold 33 acres of the Rancho Cucamonga unimproved Land Held for Sale for $2,166,000. The gain on sale after closing costs of $180,000 was $623,000 and is included as a gain on sale of land on the Partnership's 1996 statement of operations. The net cash proceeds of $1,986,000 from

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          the sale were used to pay prior and current property taxes and the $560,000 note payable discussed in Note 7, the remaining proceeds were added to cash reserves.

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

          In 1995, the Partnership recognized a $760,000 gain on the deed-in-lieu of foreclosure primarily as a result of the fiscal year 1994 write-down of $620,000 to reduce the value of the property to its estimated net realizable value at September 30, 1994. The gain is included on the Partnership's 1995 statement of operations.

          On May 30, 1995, the Partnership sold a 3,417 square foot easement of the San Bernardino unimproved land for $26,000. The gain on sale, after closing costs of $1,000, was $1,000 and is included as gain on sale of land on the Partnership's 1995 statement of operations.

          Note 6.   ACCRUED GUARANTEE SETTLEMENT COSTS
                    ----------------------------------
          The Partnership agreed to indemnify the Sponsors for any amounts paid under an agreement executed by the Sponsors in 1992 guaranteeing the payment and performance of a portion of a promissory note to Imperial Thrift and Loan (Imperial) which was assumed by Sumarco when they purchased a restaurant from the Partnership on April 30, 1992. The guarantee of up to a maximum of $600,000 in liability, was a condition of such assumption. Sumarco defaulted under the terms of the note. Imperial filed a foreclosure action against Sumarco and named the Sponsors as defendants for purposes of enforcing the guarantee. The Partnership felt there were strong points in its favor, but in the interim had recorded an estimated loss on such guarantee of $300,000 as of September 30, 1993.

                               RANCON REALTY FUND III,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

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

          Note 7.   NOTE PAYABLE
                    ------------
          On October 4, 1995, the Partnership borrowed $575,000, from an unaffiliated third party, secured by Civic Center II. $75,000 of the loan proceeds were held back by the lender to be disbursed for tenant improvements. During 1996, $60,000 was disbursed to the Partnership from the lender holdback. On June 10, 1996, the Partnership, with the net cash proceeds from the 33 acre land sale, paid-off the $560,000 note payable plus accrued interest of $1,400.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results of Operations.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of December, 1986, Rancon Realty Fund III (the Partnership) was fully funded from the sale of all limited partnership units (Units) in the amount of $37,500,000. As of June 30, 1996, the Partnership had cash of $1,250,000. The remainder of the Partnership's assets consist primarily of its investments in property, which totaled $4,465,000 as of June 30, 1996.

          The Partnership's primary source of funds has consisted of the proceeds of the sale of its Units. Other sources of funds include property sales, property operations, property financing and interest income earned on cash balances. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with acquiring tenants. The net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations. Cash expected to be generated by rental activities during 1996 when combined with cash on hand and the net cash proceeds discussed in Note 5 will be adequate to cover the Partnership's projected expenditures for 1996, and maintain cash reserves. The Partnership will continue to monitor market conditions in order to sell its remaining properties for the best obtainable price during calendar years 1996 through 1999 as conditions allow.

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

          In November 1993, the Partnership and Sumarco (the buyer of a restaurant sold by the Partnership on April 30, 1992) successfully negotiated a payment schedule in connection with a delinquent $38,000 note receivable, which provided for a reduction in the principal balance of approximately $5,000 provided that semi-monthly principal and interest payments of $1,000 are made by Sumarco until $33,000 in principal has been paid. To show good faith during the negotiations, the Partnership received a partial payment in the amount of $5,000 from Sumarco. Such payment was applied to accrued interest receivable, late charges and the reimbursement of a portion of the legal costs incurred to date related to the delinquent note.

          In addition, upon reaching the final agreement, a one-time payment of $5,000 was also received. Subsequent to the negotiations Sumarco defaulted on its payments under the note which had a balance of $17,000 as of December 31, 1995, and the Partnership obtained a default judgement and recorded the related abstracts of judgement. Legal council determined the $17,000 note receivable was uncollectible, therefore, management applied the receivable to the established reserve on March 31, 1996.

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

          The 33 acres of Rancho Cucamonga unimproved Land Held for Sale closed escrow on June 3, 1996, for a sales price of $2,166,000. The gain on sale after closing costs of $180,000 was $623,000. The net cash proceeds of $1,986,000 from the sale were used to pay prior and current property taxes and the $560,000 note payable discussed in Note 7, the remaining proceeds were added to cash reserves.

          The Partnership currently owns the following properties: Civic Center II (17,750 leasable commercial square feet), approximately 8 acres of unimproved land in Rancho Cucamonga, California and approximately 8.92 acres of unimproved land in San Bernardino, California.

          The Partnership's unimproved land in Rancho Cucamonga (approximately 8 acres) and the 8.92 acres of unimproved land in San Bernardino will be held by the Partnership with minimum development activity, in hopes that land prices will increase in the next few years.

          On October 4, 1995, the Partnership borrowed $575,000, from an unaffiliated third party, secured by Civic Center II. $75,000 of the loan proceeds were held back by the lender to be disbursed for tenant improvements. During 1996, $60,000 was disbursed to the Partnership from the lender holdback. On June 10, 1996 the Partnership, with the net cash proceeds from the 33 acre land sale, paid-off the $560,000 note payable plus accrued interest of $1,400.

          RESULTS OF OPERATIONS
          ---------------------
          As would be expected, as a result of the deed-in-lieu of foreclosure on Civic Center III in 1995 (discussed above), rental income, operating expenses, interest expense, and depreciation and amortization decreased during the six months ended June 30, 1996 compared to the same period in 1995.

          Expenses associated with undeveloped land increased during the six months ended June 30, 1996 when compared to the same period in 1995, primarily as a result of expenses paid through escrow upon the sale of the 33 acres of land discussed in Note 5.

          The guarantee settlement amount of $117,000 is the result of reversing a portion of an estimated accrual set up at September 30, 1993, pertaining to the guarantee of a promissory note to Imperial Thrift, as previously discussed.

          Part 2.   OTHER INFORMATION


          Item 1.   Legal Proceedings

                    Incorporated by reference to Note 6 of the Notes to Financial Statements included herein.

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


          Date: August 13, 1996     RANCON REALTY FUND III,
                                    a California Limited Partnership
                                    (Registrant)




          Date: August 13, 1996     By: /s/ Daniel L. Stephenson
                                      Daniel L. Stephenson, General Partner
                                      and   Director,   President,    Chief
                                      Executive Officer and
                                      Chief Financial Officer of
                                      Rancon Financial Corporation,
                                      General Partner of
                                      Rancon Realty Fund III,
                                      a California Limited Partnership