Form 10-Q
period 1996-09-30
RANCON REALTY FUND III
filed 1996-11-14
CIK 707853

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-13157


                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                California                                 33-0023868
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

   400 South El Camino Real, Suite 1100
           San Mateo, California                             94402-1708
 (Address of principal executive offices)                    (Zip Code)

                                 (415) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

       Total number of units outstanding as of September 30, 1996: 37,483

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September
30,               December 31,
                                                                          1996
                      1995
Assets
Real estate investments:
   Rental  property,  net of  accumulated
     depreciation  of  $592  and  $557  at
     September 30, 1996 and December 31, 1995,
     respectively                                                    $
1,117              $        1,152
Land held for development
3,209                       3,186
Land held for sale
154                       1,514

--------------              --------------
      Total real estate investments
4,480                       5,852

Cash and cash equivalents
1,165                         459
Accounts receivable, net
  1                           5
Deferred financing costs and other fees,
   net of accumulated  amortization of $82
   and $53 at September 30, 1996 and
   December 31, 1995, respectively
 15                          44
Other assets
  3                           2

--------------              --------------

           Total assets                                              $
5,664              $        6,362

==============              ==============















                                  - continued -



                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September
30,              December 31,
                                                                         1996
                     1995

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses                            $
 37              $          194
    Note payable
---                         500
    Accrued guarantee settlement costs
---                         300

--------------              --------------

       Total liabilities
 37                         994

--------------              --------------



Partners' equity (Deficit):
    General Partner
(259)                       (264)
    Limited Partners, 37,483 and
       37,489 limited partnership units
       outstanding at September 30, 1996
       and December 31, 1995, respectively
5,886                       5,632

--------------              --------------

           Total partners' equity
5,627                       5,368

--------------              --------------

              Total liabilities and partners' equity                 $
5,664              $        6,362

==============              ==============















                 See accompanying notes to financial statements.



                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                                      Three
Months Ended                       Nine Months Ended

September 30,                            September 30,

---------------------------                --------------------
                                                                 1996
    1995                 1996              1995
                                                             -----------
-----------          ------------       -------
Revenues:
    Rental income                                          $         35       $
        45          $        119      $        209
    Gain on sales of property                                       ---
        25                   623                26
    Gain on foreclosure                                             ---
       ---                   ---               760
    Interest and other income                                        14
         4                    19                13
                                                           ------------
------------          ------------      ------------

          Total revenues                                             49
        74                   761             1,008
                                                           ------------
------------          ------------      ------------

Expenses:
    Operating                                                        23
        28                    66               110
    Expenses associated with undeveloped land                        47
       (14)                  170                63
    Provision for impairment of investments in
      real estate                                                   ---
       ---                   ---             7,725
    Interest                                                        ---
         4                    51                93
    Depreciation and amortization                                    12
        13                    41                83
    General and administative                                        74
       137                   291               364
                                                           ------------
------------          ------------      ------------

          Total expenses                                            156
       168                   619             8,438
                                                           ------------
------------          ------------      ------------

Income (loss) before extraordinary item                            (107)
       (94)                  142            (7,430)
                                                           ------------
------------          ------------      ------------

Extraordinary gain:
    Guarantee settlement                                            ---
       ---                   117               ---
                                                           ------------
------------          ------------      ------------

Net income (loss)                                          $       (107)      $
       (94)         $        259      $     (7,430)
                                                           ============
============          ============      ============

Net income (loss) per limited partnership
 unit                                                      $      (2.80)      $
     (2.46)         $       6.77      $    (194.24)
                                                           ============
============          ============      ============

Weighted average number of limited
    partnership units outstanding during
    the period used to compute net
    income (loss) per limited partnership unit                   37,482
    37,489                37,485            37,489
                                                           ============
============          ============      ============




                 See accompanying notes to financial statements.




                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                                 (in thousands)

              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)




                                                             General
   Limited
                                                             Partner
   Partners             Total


Balance at December 31, 1995                              $        (264)
$      5,632        $       5,368

Net income                                                            5
         254                  259
                                                          -------------
------------        -------------

Balance at September 30, 1996                             $        (259)
$      5,886        $       5,627
                                                          =============
============        =============



Balance at December 31, 1994                              $        (112)
$     13,093        $      12,981

Net loss                                                           (148)
      (7,282)              (7,430)
                                                          --------------
------------        --------------

Balance at September 30, 1995                             $        (260)
$      5,811        $       5,551
                                                          =============
============        =============


















                 See accompanying notes to financial statements.




                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Cash Flows (in thousands)
                                   (Unaudited)

           Nine months ended

             September 30,

       1996                1995
Cash flows from operating activities:
  Net income (loss)
$        259         $    (7,430)
Adjustments to reconcile net income (loss) to
 net cash used for operating activities:
    Gain on sales of property
       (623)                (26)
    Gain on foreclosure
        ---                (760)
    Provision for impairment of investments
       in real estate
        ---               7,725
    Gain on guarantee settlement
       (117)                ---
    Depreciation and amortization
         41                  83
    Amortization of loan fees, included in interest expense
         23                   4
Changes in certain assets and liabilities:
    Accounts receivable
          4                  30
    Other assets
         (1)                (16)
    Accounts payable and accrued expenses
       (157)                119
    Payment of guarantee settlement
       (183)                ---
    Other liabilities
        ---                 (30)

------------         -----------

       Net cash used for operating activities
       (754)               (301)

------------         -----------

Cash flows from investing activities:
    Payments received on notes receivable
        ---                  93
    Net proceeds from sale of land
      1,986                 420
    Additions to real estate investments
        (26)                (34)

------------         -----------

       Net cash provided by investing activities
      1,960                 479

------------         -----------

Cash flows from financing activities:
    Proceeds from notes payable
         60                 ---
    Note payable principal payments
       (560)                ---

------------         -----------

       Net cash used for financing activities
       (500)                ---

------------         -----------

Net increase in cash
        706                 178

Cash and cash equivalents at beginning of period
        459                  66

------------         -----------

Cash and cash equivalents at end of period
$      1,165         $       244

============         ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest
$         28         $        26

============         ===========

                 See accompanying notes to financial statements.

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund III, A California Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995, and the related statements of operations for the three and nine months ended September 30, 1996 and 1995, and the changes in partners' equity and cash flows for the nine months ended September 30, 1996 and 1995.

Effective with the year ended December 31, 1995, the Partnership's reporting year end changed from September 30 to December 31.

During 1996, six limited partnership units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write-off investments for income tax purposes. As of September 30, 1996 units issued and outstanding were 37,483.

Allocations of profits, losses and cash distributions from operations and cash distributions from sales or refinancings are made pursuant to the terms of the Partnership Agreement.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, currently $271,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

Reclassification - Certain 1995 balances have been reclassified to conform with the current period presentation.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED Partnership

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)


Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the September 30, 1995 audited financial statements.

Note  3.          LAND HELD FOR DEVELOPMENT

On June 15, 1996, approximately 1 acre of the 6 acres of unimproved land held for development went into escrow for a sales price of $265,000, for which the buyer paid a $5,000 deposit. The expected close of escrow is December 1996, or 30 days after the buyer has approved all of the conditions set forth in the Agreement Of Purchase And Sale And Joint Escrow Instructions. The cash proceeds will be added to the cash reserves of the Partnership.

Note 4.           NOTE RECEIVABLE

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

Note 5.           DISPOSITION OF PROPERTY

On June 3, 1996, the Partnership sold 33 acres of the Rancho Cucamonga unimproved land held for sale for $2,166,000. The gain on sale after closing costs of $180,000 was $623,000 and is included as a gain on sales of property on the Partnership's 1996 statement of operations. The net cash proceeds of $1,986,000 from the sale were used to pay prior and current property taxes and the $560,000 note payable discussed in Note 7, the remaining proceeds were added to cash reserves.

On March 15, 1995 management of Civic Center III was turned over to a receiver for the lender of the $2,149,000 note payable secured by such property. As a result of decreased occupancy and rental rates, the monthly debt service payments exceeded the cash generated by the rental operations of the property. These factors, along with the decline in the property's value and the unsuccessful attempts to renegotiate the terms of the loan, forced management to discontinue the monthly debt service payments. In April 1995, the Partnership was required to turn over to the

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED Partnership

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

receiver the net cash flow generated by Civic Center III from January 1, 1995 through March 15, 1995 of approximately $26,000 and on May 23, 1995, title to the property passed to the lender.

In 1995, the Partnership recognized a $760,000 gain on the foreclosure primarily as a result of the fiscal year 1994 write-down of $620,000 to reduce the value of the property to its estimated net realizable value at September 30, 1994. The gain is included on the Partnership's 1995 statement of operations.

On May 30, 1995, the Partnership sold a 3,417 square foot easement of the San Bernardino unimproved land for $26,000. The gain on sale, after closing costs of $1,000, was $1,000 and is included as gain on sales of property on the Partnership's 1995 statement of operations.

On August 24, 1995, the Partnership sold 1.43 acres of the 7.43 acre parcel of unimproved land in Rancho Cucamonga for $444,000. The gain on sale, after closing cost of $49,000 was $25,000 and is included in gain on sales of property on the Partnership's 1995 statement of operations.

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

In order to avoid the uncertainties and expense of further litigation, Imperial and the Sponsors entered into a Settlement Agreement and Release on January 2, 1996. The Agreeing Parties (Imperial and the Sponsors) acknowledge that the settlement between them is a compromise resolution of disputed claims. Accordingly, Imperial filed a Request for Dismissal of Case No. RCV 07394, and the Sponsors complied with their payment of $182,500 on January 16, 1996. The Partnership reimbursed the Sponsors under its indemnity agreement and applied the estimated loss of $300,000 recorded at September 30, 1993 to the $182,500 payment and $117,500 to extraordinary gain. Sumarco is not party to this full and final settlement, and is in no way to be benefited or released by it.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED Partnership

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 7.           NOTE PAYABLE

On October 4, 1995, the Partnership borrowed $575,000, from an unaffiliated third party, secured by Civic Center II. $75,000 of the loan proceeds were held back by the lender to be disbursed for tenant improvements. During 1996, $60,000 was disbursed to the Partnership from the lender holdback. On June 10, 1996, the Partnership, with the net cash proceeds from the 33 acre land sale, paid-off the $560,000 note payable plus accrued interest.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December, 1986, Rancon Realty Fund III (the Partnership) was fully funded from the sale of all limited partnership units (Units) in the amount of $37,500,000. As of September 30, 1996, the Partnership had cash of $1,165,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled $4,480,000 as of September 30, 1996.

The Partnership's primary source of funds has consisted of the proceeds of the sale of its Units. Other sources of funds include property sales, property operations, property financing and interest income earned on cash balances. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with acquiring tenants. The net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations. Cash expected to be generated by rental activities during 1996 when combined with cash on hand will be adequate to cover the Partnership's remaining projected expenditures for 1996, and maintain cash reserves. The Partnership will continue to monitor market conditions in order to sell its remaining properties for the best obtainable price as conditions allow.

The Partnership's assets are located within the Inland Empire submarket of the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. The Partnership may receive both positive and negative effects from these current market conditions. Potential negative effects include the delinquency of lease payments owed to the Partnership, a decrease in competitive market lease rates and land prices and decreased occupancy levels due to corporate downsizing. The Partnership may benefit from the current economic and financing conditions due to the general lack of new competitive product being constructed, potentially causing greater absorption of existing inventory.

In November 1993, the Partnership and Sumarco (the buyer of a restaurant sold by the Partnership on April 30, 1992) successfully negotiated a payment schedule in connection with a delinquent $38,000 note receivable, which provided for a reduction in the principal balance of approximately $5,000 provided that semi-monthly principal and interest payments of $1,000 are made by Sumarco until $33,000 in principal has been paid. To show good faith during the negotiations, the Partnership received a partial payment in the amount of $5,000 from Sumarco. Such payment was applied to accrued interest receivable, late charges and the reimbursement of a portion of the legal costs incurred to date related to the delinquent note. In addition, upon reaching the final agreement, a one-time payment of $5,000 was also received. Subsequent to the negotiations Sumarco defaulted on its payments under the note which had a balance of $17,000, as of December 31, 1995. The Partnership obtained a default judgement and recorded the related abstracts of judgement. Legal council subsequently determined the $17,000 note receivable was uncollectible and management applied the receivable to the established reserve on March 31, 1996.

In connection with the sale of the restaurant site to Sumarco, the Sponsors guaranteed a portion of the payment and performance of the promissory note to Imperial Thrift and Loan (Imperial)
which was assumed by Sumarco and the Partnership agreed to indemnify the Sponsors for any amounts so paid. The guarantee by the Sponsors of up to a maximum $600,000 in liability was a condition of such assumption. Sumarco defaulted under the terms of the note. Imperial filed a foreclosure action against Sumarco and named the Sponsors as defendants for purposes of enforcing the guarantee. The Partnership felt there were strong points in its favor, but, recorded a liability for the estimated loss on the guarantee at September 30, 1993 of $300,000. On January 2, 1996, Imperial and the Sponsors negotiated a full and final settlement of all claims. The agreeing Parties (Imperial and the Sponsors) acknowledge that the settlement between them is a compromise resolution of deputed claims. Accordingly, Imperial filed a Request for Dismissal of Case No. RCV 07394, and the Sponsors complied with their payment of $182,500 on January 16, 1996. The Partnership reimbursed the Sponsors under its indemnity agreement and applied the estimated loss of $300,000 recorded at September 30, 1993 to the $182,500 payment and $117,500 to extraordinary gain. Sumarco is not party to this full and final settlement, and is in no way to be benefited or released by it.

On March 15, 1995, management of Civic Center III was turned over to a receiver for Mitsui Manufacturers Bank, the lender of the $2,149,000 note payable secured by such property. As a result of decreased occupancy and rental rates, the monthly debt service payments exceeded the cash generated by the rental operations of the property. These components, along with the decline in the property's value and the unsuccessful attempts to renegotiate the terms of the loan, forced management to discontinue the monthly debt service payments. In April 1995, the Partnership was required to turn over to the receiver the net cash flow generated by Civic Center III from January 1, 1995 through March 15, 1995 of approximately $26,000 and on May 23, 1995, title to the Civic Center III property passed to the lender. The deed-in-lieu of foreclosure reduced total assets by $1,484,000 and long term obligations by $2,244,000.

The 33 acres of Rancho Cucamonga unimproved land held for sale closed escrow on June 3, 1996, for a sales price of $2,166,000. The gain on sale after closing costs of $180,000 was $623,000. The net cash proceeds of $1,986,000 from the sale were used to pay prior and current property taxes and a $560,000 note payable, the remaining proceeds were added to cash reserves.

The Partnership currently owns the following properties: Civic Center II (17,750 leasable commercial square feet), approximately 8 acres of unimproved land in Rancho Cucamonga, California and approximately 8.92 acres of unimproved land in San Bernardino, California.

The Partnership's unimproved land in Rancho Cucamonga and San Bernardino will be held by the Partnership with minimum development activity, in hopes that land prices will increase in the next few years.

On October 4, 1995, the Partnership borrowed $575,000, from an unaffiliated third party, secured by Civic Center II. $75,000 of the loan proceeds were held back by the lender to be disbursed for tenant improvements. During 1996, $60,000 was disbursed to the Partnership from the lender holdback. On June 10, 1996 the Partnership, with the net cash proceeds from the 33 acre land sale, paid-off the $560,000 note payable plus accrued interest.

RESULTS OF OPERATIONS

As would be expected, as a result of a foreclosure on Civic Center III in 1995 (discussed above), rental income, operating expenses, interest expense, and depreciation and amortization decreased during the nine months ended September 30, 1996 compared to the same period in 1995.

Expenses associated with undeveloped land increased $107,000 or 169% during the nine months ended September 30, 1996 when compared to the same period in 1995, as a result of expenses associated with the 33 acres of Rancho Cucamonga land combined with property tax refunds recorded in 1995.

General and administrative expenses decreased $73,000 or 20% during the nine months ended September 30, 1996 when compared to the same period in 1995, primarily as a result of reductions in overhead costs and legal fees.

The 1996 guarantee settlement amount of $117,000 is the result of reversing a portion of an estimated accrual set up at September 30, 1993, pertaining to the guarantee of a promissory note to Imperial Thrift, as previously discussed.

Part II. OTHER INFORMATION


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

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K:

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RANCON REALTY FUND III,
                             A CALIFORNIA LIMITED PARTNERSHIP
                            (Registrant)


Date: November 13, 1996      By:/S/Daniel L. Stephenson
                                Daniel L. Stephenson
                                General Partner and Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner of Rancon Realty Fund III, a California Limited Partnership