Form 10-K
period 1996-12-31
RANCON REALTY FUND III
filed 1997-03-31
CIK 707853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.
                      For the year ended December 31, 1996

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.
                       For the transition period from to

                         Commission file number: 0-13157

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 California                              33-0023868
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)              Identification No.)

    400 South El Camino Real, Suite 1100                 94402-1708
            San Mateo, California                        (Zip Code)
  (Address of principal executive offices)

       Partnership's telephone number, including area code (415) 343-9300
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Prospectus dated December 29, 1986, as amended on January 5, 1987, filed pursuant to Rule 424(b), File no. 2-90327, is incorporated by reference in Part IV hereof.

Report on Form 10-K dated October 31, 1992 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, File No. 0-14207, is incorporated by reference in Part IV hereof.

                                     Part I

Item 1.           Business

Rancon Realty Fund III, a California Limited Partnership, ("the Partnership") was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The general partners of the Partnership are
Daniel L. Stephenson and Rancon Financial Corporation ("RFC") ("General Partners"). RFC is wholly owned by Daniel L. Stephenson. The Partnership was organized in 1983, completed final funding in December, 1986 with 37,500 limited partnership units ("Units") issued. As of December 31. 1996, nine Units have been retired by the Partnership and eighteen Units have been abandoned. Limited partners abandon their units when they no longer desire to receive a K-1 from
the   Partnership.The Partnership currently  has  37,473  units  issued  and outstanding.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale, are classified as property held for sale on the accompanying December 31, 1996 balance sheet and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Competition Within The Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Although management believes the Partnership's rental property is competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the rental property may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates.

Working Capital

The Partnership's practice is to maintain cash reserves, when possible, for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2.      Properties

The Partnership currently owns one commercial operating property and unimproved land as listed below:

      Name                  Location               Type               Size
------------------      -------------------    ------------      --------------
Rental Property held for sale:
Civic Center II      Rancho Cucamonga, CA     Class B Office   17,750 leaseable
                                                                      sq.ft.
Land held for sale:
Unimproved land      Rancho Cucamonga, CA      Commercial        1.8 acres
Unimproved land      Rancho Cucamonga, CA      Commercial        6.00 acres
Unimproved land      San Bernardino, CA        Commercial        8.92 acres

As of December 31, 1996, none of the real estate property owned by the Partnership is encumbered.

Rancho Cucamonga Business Park

In 1984, the Partnership acquired approximately 77.22 acres of undeveloped commercial and industrial zoned land in Rancho Cucamonga, San Bernardino County, California. The purchase price was approximately $19,900,000. Of the 77.22 acres acquired, the Partnership developed approximately 11.07 acres as a commercial office complex known as Rancho Cucamonga Business Park, consisting of five office buildings (Barton Plaza I, Barton Plaza II, Civic Center I, Civic Center II and Civic Center III) and one restaurant. The Partnership sold Barton Plaza I, Barton Plaza II, Civic Center I and a substantial amount of its undeveloped land from 1987 to 1988. In 1992, the Partnership sold the restaurant. During calendar year 1995, Civic Center III was foreclosed upon by the lender. In June, 1996, the Partnership sold approximately 33 acres of undeveloped land.

The Civic Center II rental property consists of a two story, pre-cast concrete, multi-tenant office building, which was completed in 1984. The property has approximately 17,750 square feet of leaseable space, currently divided into 5 units, ranging in size from 1,613 to 5,534 square feet. The property is located in the Inland Empire market region at the southwest corner of Aspen Avenue and Utica Avenue in the city of Rancho Cucamonga.

According to research conducted by the Partnership's property manager, the Ontario/Rancho Cucamonga office vacancy rate is significantly higher than the overall Inland Empire rate. The current vacancy rate is approximately 25%. Current construction included the 1996 fourth quarter completion of the 242,000 square foot General Dynamics office facility. The facility offers office space targeted toward users over 20,000 square feet. The annual expected lease rate of this facility is $14.40 - $15.00 full service gross. Presently, there is no construction or planned product of office space in the Rancho Cucamonga sub-market other than a two-story 33,000 square foot build-to-suit for the Department of Public Social Services. The average annual market lease rates are ranging between $11.40 to $14.40 per square foot per month for Class B office space.

Although Rancho Cucamonga is ranked the ninth safest city in which to live and conduct business, it is still second to Ontario as a commercial real estate market. Ontario's main advantage is it's immediate access to the San Bernardino (I-10) Freeway and the Ontario International Airport. In addition, tenants are moving from garden style buildings to Class "A" properties and taking advantage of aggressive lease rates. Overall, companies in the area are either upgrading their image, consolidating offices, experiencing bankruptcy, or moving back to Orange and Los Angeles counties. The 1996 occupancy level at the Partnership's rental property did in fact decrease due to a tenant downsizing its operations.

Civic Center II's 42% vacancy rate is representative of the immediate Rancho Cucamonga sub-market vacancy, within the Civic Center Drive market area. The Rancho Cucamonga office market has experienced moderate absorption for the past 18 months. Management believes the property's annual asking rate of $12.60 full service gross is competitive.

The Civic Center II occupancy level at December 31, 1996 and September 30, 1995, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last two years were:

                        Occupancy Level      Average Annual Effective
                          Percentage           Rent per Square Foot
     1996                     58%                    $    14.99
     1995                     86%                    $    12.80

A tenant that occupied 5,000 square feet vacated the premises upon the March 31, 1996 lease expiration, which resulted in the decrease in the occupancy level noted above. According to the property manager, the tenant was downsizing its operations and therefore, chose not to renew its lease with the Partnership.

Average annual effective rent increased in 1996, despite the decrease in occupancy, due to rental increases for existing tenants.

Current annual effective rental rates range from $12.54 to $15.66.

The three tenants listed below occupy more than ten percent of the net rentable square footage of the building. The principal terms of the leases and the nature of the tenants' businesses are as follows:
                                                              Rancho Cucamonga
                     NSF International  Spalding & Barrett  Chamber of Commerce
Nature of Business:     Insurance         Law Firm           Promote Business
Lease Term:             6 years           5 years            6 years, 5 months
Expiration Date:        January 31, 1998  November 30, 2000  June 30, 2000
Square Feet:            2,389             3,059              2,831
(% of rentable total):  13%               17%                16%
Annual Rent:            $29,000           $39,000            $35,000
Rent Increase:          Fixed             Fixed              Annual - CPI
Renewal Options:        None              None               None

In the opinion of management, the property is adequately covered by insurance.

During 1996, the Civic Center II property was assessed property taxes of approximately $14,000, based on a tax rate of 1.09%. The 6.00 acres of unimproved land in Rancho Cucamonga was assessed property taxes of approximately $27,000 in 1996, based on a tax rate of 1.31%. The remaining 1.8 acres of Rancho Cucamonga unimproved land was assessed property taxes of approximately $6,000 in 1996, based on a tax rate of 1.38%.

San Bernardino, Unimproved Land

As a legal settlement to a lawsuit in September, 1992, the Partnership received approximately 8.92 acres of unimproved land in San Bernardino, San Bernardino County, California. This land is zoned for commercial use and is held for sale.

In the opinion of management, the property is adequately covered by insurance.

During 1996, the San Bernardino unimproved land was assessed property taxes of approximately $23,000, based on a tax rate of 1.52%.

Item 3.           Legal Proceedings

1. In August, 1992, the Partnership settled a series of lawsuits with Security Financial Concepts, Ltd., GDV Partners, West End Investments and George Voight arising from the sale of the Partnership's interest in Barton Plaza I, Barton Plaza II and
                  7.932 acres of unimproved land. Pursuant to the settlement, the parties agreed to release all claims and dismiss all pending actions between them. GDV Partners agreed to grant the Partnership a deed in lieu of foreclosure of approximately nine acres of unimproved real property located in San Bernardino, California, which was pledged as security for a promissory note in the amount of $2,500,000 given to the Partnership as consideration in the above mentioned sale. Such deed was recorded September 16, 1992. The case against James
                  E. Barton ("Barton"), a former joint venture partner with the Partnership, continued as the Partnership attempted to collect on Barton's personal guarantee of the $500,000 promissory note taken back by the Partnership when Barton and his partners purchased the property. Barton argued that the value of this property was sufficient to cover both the $2,500,000 note and the unsecured $500,000 promissory note he guaranteed, thereby satisfying his guarantee. This case was heard in the Superior Court for the County of Riverside (Case No. 208598) on April 2, 1993 and was ruled in favor of Barton and awarded him attorneys fees and costs totaling $75,000. The Court's ruling was based upon the finding that the Partnership's acceptance of a deed in lieu of foreclosure, as discussed above, was in satisfaction of all notes guaranteed by Barton.

                  The Partnership contended that this ruling was in error and brought an action against Barton entitled Rancon Realty Fund III v. Barton. The Court of Appeal, State of California Fourth Appellate District, Division Two (Case No. E012623) issued a "tentative ruling" against the Partnership. Rather than expend additional money to contest the tentative ruling, the Partnership settled the matter on October 4, 1995 for the sum of $75,000. The Partnership paid Barton $25,000 on October 5, 1995 and $50,000 on January 2, 1996.

2. The Partnership was involved in an action against Sumarco, a California General Partnership, entitled Rancon Realty Fund III v. Sumarco in the Superior Court for the County of San Bernardino (Case No. 64196), which was filed October 21, 1992. The Partnership agreed to indemnify Rancon Financial Corporation and Daniel L. Stephenson ("the Sponsors") for any amounts paid under an agreement executed by the Sponsors in 1992 guaranteeing the payment and performance of a portion of a promissory note to Imperial Thrift and Loan ("Imperial") which was assumed by Sumarco when Sumarco purchased a restaurant from the Partnership on April 30, 1992. The guarantee of up to a maximum $600,000 was a condition of such assumption. Sumarco defaulted under the terms of the note. Imperial filed a foreclosure action against Sumarco and named the Sponsors as defendants for purposes of enforcing the guarantee. The Partnership felt there were strong points in its favor, but in the interim recorded an estimated loss on the guarantee of $300,000 at September 30, 1993.

                  In order to avoid the uncertainties and expense of further litigation, Imperial and the Sponsors entered into a Settlement Agreement and Release on January 2, 1996. The Agreeing Parties (Imperial and the Sponsors) acknowledge that the settlement between them is a compromise resolution of disputed claims. Accordingly, Imperial filed a Request for Dismissal of Case No. RCV 07394, and the Sponsors complied with their payment of $182,500 on January 16, 1996. The Partnership reimbursed the Sponsors under its indemnity agreement and recorded a $117,500 gain for the balance of the accrued liability that was not incurred by the Partnership. Sumarco is not party to this full and final settlement, and is in no way to be benefited or released by it.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     Part II


Item 5.  Market for Partnership's Common Equity and Related Stockholder Matters

Market Information

There is no established trading market for the Units.

Holders

As of December 31,  1996, a total of 5,549  persons  ("Limited  Partners")  held
Units.

Distributions

Distributions are paid from either Cash From Operations or Cash From Sales or Refinancing.

Cash From Operations is defined in the Partnership Agreement as all cash receipts from operations in the ordinary course of business (except for the sale, refinancing, exchange or other disposition of real property in the ordinary course of business) after deducting payments for operating expenses. All distributions of Cash From Operations are divided in the ratio of 98% to the Limited Partners and 2% to the General Partners.

Cash From Sales or Refinancing is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction, together with interest on any notes taken back by the Partnership upon the sale of a property. All distributions of Cash From Sales or Refinancing are allocated generally as follows (a more explicit statement of these distribution policies is set forth in the Partnership Agreement):

                  (i) First, 2 percent to the General Partners and 98% to the Limited Partners until the Limited Partners have received an amount equal to their capital contributions, plus a 15% return on their unreturned capital contributions (less prior distributions of Cash from Operations); (ii) Second, 20% to the General Partners and 80% to the Limited Partners.

There were no distributions during the four most recent fiscal years.

Item 6.           Selected Financial Data

The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.

The following is selected financial data for the four years ended September 30, 1992 through 1995, the three months ended December 31, 1995 and the year ended December 31, 1996.


                                                   SELECTED FINANCIAL DATA
                                            (In thousands, except per Unit data)


                                 Year Ended     Three Months                      Year Ended September 30,
                                December 31,        End             -------------------------------------------------
                                  1996        December 31, 1995      1995          1994          1993            1992
                                  ----        -----------------     ------        ------        ------          -----

Rental income                 $      154          $      45     $       303     $     554     $      732    $      806

Gain on sales
    of assets                 $      623          $      --     $        26     $      --     $      --     $       67

Gain (loss) on guarantee
    settlement costs          $      117          $      --     $       --      $     --      $     (300)   $       --

Gain on foreclosure           $       --          $      --     $       760     $      --     $       --    $       --

Discount on
    note receivable           $       --          $      --     $        --     $      96     $      --     $      180

Provision for impairment
    of investments in
    real estate               $      317          $      --     $     7,725     $   1,732     $       64    $    2,340

Net loss                      $     (176)         $    (183)    $    (7,772)    $  (2,429)    $     (796)   $   (2,942)

Net loss allocable
    to limited partners       $     (172)         $    (179)    $    (7,617)    $  (2,389)    $     (796)   $   (3,009)

Net loss per limited
    partnership unit          $    (4.59)         $  (4.78)     $   (203.17)    $  (63.72)    $  (21.23)    $   (80.24)

Total assets                  $    5,244          $   6,362     $     6,085     $  15,933     $   18,432    $   21,625

Long-term obligations         $       --          $     500     $        --     $   2,155     $    2,176    $    4,861

Cash distributions
    per limited
    partnership unit          $       --          $      --     $        --     $     ---     $       --    $       --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS:

As of December 31, 1996, the Partnership had cash of $1,061,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled approximately $4,167,000 at December 31, 1996.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale, are classified as property held for sale on the accompanying December 31, 1996 balance sheet and are recorded at their estimated fair value. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

The Partnership's primary source of funds include property sales, property operations and interest income earned on cash balances. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with acquiring tenants. The net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations.

On June 3, 1996, the Partnership sold 33 acres of Rancho Cucamonga unimproved land for $2,166,000. The gain on sale after closing costs of $180,000 was $623,000. The $1,986,000 of net cash proceeds from the sale were used to pay-off a $560,000 note payable as well as prior and current property taxes, with the remaining proceeds added to cash reserves.

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

Management believes that the Partnership's available cash together with cash generated from operations prior to sale of the real estate assets and net proceeds upon sales will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

The Partnership's assets are located within the Inland Empire, a sub-market of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving.

RESULTS OF OPERATIONS

Effective December 31, 1995, the Partnership's reporting year end changed from September 30 to December 31. Since the Partnership's operations are not seasonal, the analysis of results of operations compares fiscal years ended December 31, 1996, September 30, 1995 and September 30, 1994.

Comparison of the year ended December 31,1996 to September 30, 1995

Rental income decreased by $149,000, or 49%, in 1996 compared to 1995 due to the decrease in revenues generated by Civic Center III, which was foreclosed upon in April 1995, and the reduction in occupancy at Civic Center II.

Interest and other income increased by $17,000, or 106%, in 1996 compared to 1995, primarily as a result of a higher invested cash balance from the 1996 sale of 33 acres of unimproved land.

The gain of $623,000 included in the Partnership's 1996 statement of operations is the result of the sale of 33 acres of the Rancho Cucamonga unimproved land for $2,166,000.

Operating expenses decreased by $98,000, or 52%, for the year ended December 31, 1996 compared to September 30, 1995 as a result of the foreclosure of Civic Center III.

Expenses associated with undeveloped land increased by $82,000, or 77% during 1996, compared to 1995, as a result of property taxes associated with the 33 acres of Rancho Cucamonga land combined with property tax refunds recorded in 1995.

As discussed in Note 4 of the Financial Statements, the book value of certain of the Partnership's real estate investments were reduced to their estimated fair values through aggregate writedowns of $317,000, $7,725,000 and $1,732,000 for the years ended December 31, 1996, September 30, 1995, and 1994. As management continuously monitors the status of the Partnership's assets and evaluates its business strategy, it has determined that certain carrying values have not been recoverable. Upon such conclusions, corresponding reductions in carrying values have been recorded. In general, unimproved land values were reduced when it became clear that the market for such properties would not return to their historic levels prior to liquidation of the Partnership. Operating properties have been reduced when it was determined that they would likely be sold or returned to the lender in the relatively near future.

Interest expense decreased by $92,000, or 64%, for the year ended December 31, 1996 compared to September 30, 1995, as a result of lower outstanding debt in 1996 due to the foreclosure in 1995 on the Civic Center III property.

Depreciation and amortization expense decreased by $64,000, or 55%, for the year ended December 31, 1996, compared to September 30, 1995, as a result of the foreclosure on Civic Center III.

General and administrative expense in 1996 decreased by $194,000, or 32%, compared to 1995, as a result of 1995 severance costs of $66,000 and overhead costs of $48,000 paid to RFC, lower legal fees due to the Barton and Sumarco settlements, and the payment and expense of 1994 audit and tax fees in 1995. Since January 1, 1995, audit and tax fees have been accrued in the year to which they relate.

Comparison of the year ended September 30, 1995  to September 30, 1994

Rental income for the year ended September 30, 1995 decreased by $251,000, or 45%, from 1994 due to the decrease in revenues contributed by Civic Center III, a reduction in occupancy and a reduction in rental rates necessary to remain competitive with the market.

Interest and other income decreased by $38,000, or 70%, during the year ended September 30, 1995 compared to 1994, primarily as a result of a lower average invested cash balance.

The decrease in operating expenses of $136,000, or 42%, for the year ended September 30, 1995, compared to 1994 is the result of the receipt of property tax refunds relating to a previous year and the decrease in expenses relating to the foreclosed Civic Center III property. The property tax refunds were the result of the Partnership successfully appealing the assessed value of its operating properties due to a decline in value.

Expenses associated with undeveloped land decreased by $93,000, or 46%, during the year ended September 30, 1995, compared to 1994. The decrease is primarily due to the receipt of property tax refunds related to a previous tax year. The Partnership successfully appealed the assessed value of certain of its unimproved land as a result of a decline in value.

Interest expense decreased by $64,000, or 31%, for the year ended September 30, 1995 compared to 1994 as a result of the 1995 foreclosure on Civic Center III.

Depreciation and amortization expense during the year ended September 30, 1995 decreased by $32,000, or 22%, compared to September 30, 1994 primarily due to the foreclosure on Civic Center III and due to a lower depreciable property value on the books subsequent to the 1994 reduction in carrying value of such property.

General and administrative expenses at September 30, 1995 increased by $238,000, or 66%, when compared to 1994 primarily as a result of employee termination costs including severance of $66,000, the payment and expense of 1994 audit and tax fees in 1995, a payment to RFC of $48,000 for 1994 overhead costs, and escalating legal fees associated with the Barton and Sumarco settlements.

In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the Partnership, eight other related partnerships and third parties (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC. This agreement was effective January 1, 1995.

RFC entered into the transaction with Glenborough described above, when it determined to sell that portion of its business relating to investor services, property management services and asset management services, and those services are now rendered to the Rancon Partnerships by Glenborough. The Partnership required those services to be rendered to it until such time as all of its properties were sold, whether performed by the General Partner or Glenborough. RFC, as General Partner for the Partnership, has the responsibility and obligation to manage the Partnership business, including the sale of its properties, notwithstanding that certain property management and other administrative activities regarding the Partnership are now performed by Glenborough.

As a result of the agreement between RFC and Glenborough, RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon Partnerships. Such costs allocated to the Partnership aggregated $66,000 and were included in administrative expenses for the year ended September 30, 1995.

Item 8.    Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 1995, Price Waterhouse LLP was dismissed as the principal independent accountant for the Partnership. The decision to dismiss Price Waterhouse LLP was made by the Partnership's General Partners.

The reports of Price Waterhouse LLP on the Partnership's financial statements for the period ending September 30, 1994, do not contain an adverse opinion or a disclaimer of an opinion, nor were such opinions modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended September 30, 1994 and the subsequent interim period from October 1, 1994 to June 6, 1995, there were no disagreements between the Partnership and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. For this purpose the term disagreement does not include initial difference of opinion based on incomplete facts or preliminary information that were later resolved to the satisfaction of Price Waterhouse LLP by obtaining additional relevant facts or information.

During the fiscal year ended September 30, 1994 and the subsequent interim period from October 1, 1994 to June 6, 1995, there were no "reportable events" of type described in Rule 304(a)(1)(v)(A) through (D) of Regulation S-K.

On June 6, 1995, the Partnership engaged Arthur Andersen LLP as its new principal independent accountant. During the fiscal year ended September 30, 1994 and the subsequent interim period from October 1, 1994 through June 6, 1995, the Partnership did not consult with Arthur Andersen LLP as to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Partnership's financial statements.

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant

Daniel Lee Stephenson and RFC are the General Partners of the Partnership. The executive officers and directors of Rancon are:

Daniel L. Stephenson     Director, President, Chief Executive Officer and
                         Chief Financial Officer

There is no fixed term of office for Mr. Stephenson

Mr. Stephenson, age 53, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PackWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Effective January 1, 1994 RFC acquired all the outstanding shares of Partnership Asset Management Company, a California corporation, which previously performed or contracted on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. These services were provided to the Partnership by RFC subject to the provisions of the Partnership Agreement during calendar 1994.

Rancon Development Fund VII (RDFVII), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law on May 6, 1994 in order to put an automatic stay on RDFVII's property and to forestall the pending foreclosure. In March, 1994, the General Partners were approached by a non-affiliated party interested in acquiring the interests of RDFVII's general partners and attempting to restructure the partnership and its secured debt.
Although the necessary majority-in-interest of RDFVII's limited partners was received, an agreement regarding the terms of the transfer and the plan of reorganization could not be reached. The holder of the note secured by RDFVII's property filed for and was granted a relief from the stay thereby allowing the foreclosure sale to proceed. Such sale took place on September 15, 1994 and the bankruptcy was subsequently dismissed, as the property was RDFVII's only asset.

Six Stoneridge L.P. (SSRLP), a partnership formed by Rancon Development Fund VI (RDFVI), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law in December, 1992. Efforts to negotiate a modification of the purchase agreement of Stoneridge I, to obtain loans, joint venture partners or other vehicles to meet or modify the cash payment requirements were unsuccessful. In February, 1993, an adversary complaint was filed against SSRLP in the bankruptcy court to determine the nature and extent of SSRLP's interest in Stoneridge I and the debt associated with the property. A tentative agreement has been reached, and the bankruptcy was dismissed effective November 8, 1995. As of December 31, 1996, SSRLP and RDFVI have been dissolved.

Item 11.   Executive Compensation

The Partnership  has no executive  officers.  For information  relating to fees,
compensation,   reimbursements   and  distributions  paid  to  related  parties,
reference is made to Item 13 below.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
                                                Amount and
                                                 Nature of
  Title                                         Beneficial              Percent
of Class    Name of Beneficial Owner             Ownership             of Class

  Units     Daniel Lee Stephenson       2 Units (indirect through IRA)    .005%
  Units     Daniel Lee Stephenson
                Family Trust            100 Units (direct)                .267%

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding interests: (i) amendment of the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership; (ii) dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partners or any successor General Partner; (v) election of a new General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partners or any successor General Partner; and (vi) extension of the term of the Partnership.

Item 13.          Certain Relationships and Related Transactions

There were no related party transactions during the year ended December 31, 1996 or the three months ended December 31, 1995.

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  The following documents are filed as part of the report

             (1)  Financial Statements:

                  Reports of Independent Accountants

                  Balance Sheets as of December 31,1996, December 31, 1995 and September 30, 1995

                  Statements of Operations for the year ended December 31, 1996, the three months ended December 31, 1995, and the years ended September 30, 1995 and 1994

                  Statements of Changes in Partners' Equity (Deficit) for the year ended December 31, 1996, the three months ended December 31, 1995, and the years ended September 30, 1995 and 1994

                  Statements of Cash Flows for the year ended December 31, 1996, the three months ended December 31, 1995, and the years ended September 30, 1995 and 1994

                  Notes to Financial Statements

             (2)  Financial Statement Schedule:

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996 and Note thereto

                  All  other   schedules  are  omitted   because  they  are  not
                  applicable or the required information is shown in the financial statements or notes thereto.

             (3)  Exhibits:

                  (3.1) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit B to the Prospectus dated December 17, 1985, filed pursuant to Rule 424(b), file number 2-79805, is incorporated herein by reference)

                  (10.1) Escrow Statement related to the sale of Parcel 1 of PM 10444 (Polo Grounds restaurant) (included as Exhibit
                          10.1 to the Annual Report filed on Form 10-K dated December 29, 1992 (file number 0-13157) is incorporated herein by reference)

                  (10.2) Documents related to discount given on the net equity balance of the AITD note receivable from Ontario East Main Property (included as Exhibit 10.6 to the Annual Report filed on Form 10-K dated December 29, 1992 (file number 0-13157) is incorporated herein by reference)

                  (10.3) Documents related to pending sale of Parcel 1 of Tentative Parcel Map 14653 (unimproved land in Rancho Cucamonga)

                  (10.4) Property Management Agreement with Rancon Financial Corporation for Civic Center II and Civic Center III (included as Exhibit 10.3 to the Annual Report filed on Form 10-K dated December 29, 1992 (file number 0-13157) is incorporated herein by reference)

                  (10.5) First Amendment of Purchase Money Promissory Note Secured by Deed of Trust dated October 23, 1993 in connection with Lots 100-106 of Tract 4476 (Lakeridge Apartments) (included as Exhibit 10.10 to the Annual Report filed on Form 10-K dated December 27, 1993 (file number 0-13157) is incorporated herein by reference)

                  (27)    Financial Data Schedule

        (b)  Report on Form 8-K

             None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RANCON REALTY FUND III,
                              a California Limited Partnership
                              (Partnership)




Date: March 27, 1997           By:  /s/ DANIEL L. STEPHENSON
                                  --------------------------
                               Daniel L. Stephenson, General Partner and
                               Director, President, Chief Executive Officer and
                               Chief Financial Officer of
                               Rancon Financial Corporation,
                               General Partner





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



Date: March 27, 1997          By:  /s/ DANIEL L. STEPHENSON
                                 --------------------------
                              Daniel L. Stephenson, General Partner and
                              Director, President, Chief Executive Officer and
                              Chief Financial Officer of
                              Rancon Financial Corporation,
                              General Partner

                          INDEX TO FINANCIAL STATEMENTS

                                  AND SCHEDULE







Financial Statements and Schedule                                         Page

Financial Statements:

 Reports of Independent Accountants.......................................18,19

 Balance Sheets as of December 31, 1996 and 1995 and September 30, 1995......20

 Statements of Operations  for the year ended December 31, 1996, the three months ended December 31, 1995, and the years ended
    September 30, 1995 and 1994..............................................21

 Statements of Partners' Equity (Deficit) for the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended
    September 30, 1995 and 1994..............................................22

 Statements of Cash Flows for the year ended December 31, 1996, the three months ended December 31, 1995 and the years ended September 30,
    1995 and 1994............................................................23

 Notes to Financial Statements...............................................25

Schedule:

   III - Real Estate and Accumulated Depreciation
      as of December 31, 1996 and Note thereto...............................33


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND III, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of RANCON REALTY FUND III, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995 and September 30, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1996, the three months ended December 31, 1995 and year ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND III, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996 and 1995 and September 30, 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California
  February 12, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the General and Limited Partners of
Rancon Realty Fund III

In our opinion, the accompanying statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rancon Realty Fund III for the year ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Rancon Realty Fund III for any period subsequent to September 30, 1994.

Our audit for the year ended September 30, 1994 was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Our audit also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP

San Diego, California
January 6, 1995

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                December 31, 1996 and 1995 and September 30, 1995
                    (in thousands, except units outstanding)

                                                                       December 31,      December 31,     September 30,
                                                                           1996              1995             1995
Assets
Investments in real estate:
  Rental property held for sale                                        $       800      $        --       $        --
  Land held for sale                                                         3,367            1,514             1,514
  Rental property, net of accumulated depreciation
     of $557 and $544 at December 31, 1995 and
     September 30, 1995, respectively                                           --            1,152             1,115
  Land held for development                                                     --            3,186             3,186
                                                                       -----------      -----------       -----------
     Total real estate investments                                           4,167            5,852             5,815

Cash and cash equivalents                                                    1,061              459               244
Prepaid expenses and other assets, net of accumulated
  amortization of $83, $53 and $46 at December 31, 1996
  and 1995, and September 30, 1995, respectively                                16               51                26
                                                                       -----------      -----------       -----------

     Total assets                                                      $     5,244      $     6,362       $     6,085
                                                                        ==========       ==========        ==========

Liabilities and Partners' Equity (Deficit)
Liabilities:
  Accounts payable and other liabilities                               $        52      $       194       $       234
  Note payable                                                                  --              500                --
  Accrued guarantee settlement costs                                            --              300               300
                                                                       -----------      -----------       -----------

     Total liabilities                                                          52              994               534
                                                                       -----------      -----------       -----------

Partners' equity (deficit):
  General Partner                                                             (268)            (264)             (260)
  Limited Partners, (37,473, 37,489 and 37,489 limited
     partnership units outstanding at December 1996
     and 1995, and September 1995, respectively)                             5,460            5,632             5,811
                                                                       -----------      -----------       -----------

     Total partners' equity                                                  5,192            5,368             5,551
                                                                       -----------      -----------       -----------
 Total liabilities and partners' equity                                     $5,244      $     6,362      $     6,085
                                                                        ==========       ==========       ===========


                See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations

                 For the year ended December 31, 1996, the three
               months ended December 31, 1995, and the years ended
                           September 30, 1995 and 1994
                     (in thousands, except per unit amounts)

                                                               For the        For the Three      For the           For the
                                                             Year Ended       Months Ended     Year Ended        Year Ended
                                                            December 31,      December 31,    September 30,     September 30,
                                                                1996              1995            1995              1994
Revenues:
    Rental income                                              $       154      $       45      $       303     $       554
    Interest and other income                                           33               5               16              54
    Gains on sales of assets                                           623              --               26              --
    Gain on guarantee settlement                                       117              --               --              --
                                                               -----------      ----------      -----------     -----------
                                                                       927              50              345             608
                                                               -----------      ----------      -----------     -----------

Expenses:
    Operating, including $5, $44 paid to Sponsor
       in September 1995 and 1994, respectively                         91              30              189             325
    Expenses associated with undeveloped land                          189              26              107             200
    Provision for impairment of investments
       in real estate                                                  317              --            7,725           1,732
    Interest expense                                                    51              20              143             207
    Depreciation and amortization                                       52              13              116             148
    Discount on note receivable                                         --              --               --              96
    General and administrative, including $182
       and $195 paid to sponsor in September
       1995 and 1994, respectively                                     403             144              597             329
                                                               -----------      ----------      -----------     -----------

          Total expenses                                             1,103             233            8,877           3,037
                                                               -----------      ----------      -----------     -----------

Loss from operations
    before extraordinary item                                         (176)           (183)          (8,532)         (2,429)

Extraordinary item:
    Gain on foreclosure                                                 --              --              760              --
                                                               -----------      ----------      -----------     -----------

Net loss                                                       $      (176)     $     (183)     $    (7,772)    $    (2,429)
                                                                ===========      ==========      ==========      ==========

Net loss per limited partnership unit                          $     (4.59)     $    (4.78)     $   (203.17)    $    (63.72)
                                                                ===========      ==========      ==========      ==========

Weighted average number of limited partnership
    units outstanding during each period used to
    compute net loss per limited partnership unit                   37,483          37,489           37,489          37,492
                                                               ===========      ==========      ===========     ===========


                See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                 For the year ended December 31, 1996, the three
               months ended December 31, 1995, and the years ended
                          September 30, 1995 and 1994
                                 (in thousands)


                                                                                                      Total
                                                           General             Limited              Partners'
                                                          Partners            Partners               Equity

Balance at September 30, 1993                             $     (65)      $     15,818          $     15,753

Abandonment/retirement of Limited
     Partnership units                                           --                 (1)                   (1)

Net loss                                                        (40)            (2,389)               (2,429)
                                                          ----------      -------------         -------------

Balance at September 30, 1994                                  (105)            13,428                13,323

Net loss                                                       (155)            (7,617)               (7,772)
                                                          ----------      -------------         -------------

Balance at September 30, 1995                                  (260)             5,811                 5,551

Net loss                                                         (4)              (179)                 (183)
                                                          ----------      -------------         -------------

Balance at December 31, 1995                                   (264)             5,632                 5,368

Net loss                                                         (4)              (172)                 (176)
                                                          ----------      -------------         -------------

Balance at December 31, 1996                              $    (268)      $      5,460          $      5,192
                                                           =========       ===========           ===========



                See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                        Statements of Cash Flows For the
                 year ended December 31, 1996, the three months
                  ended December 31, 1995, and the years ended
                           September 30, 1995 and 1994
                                 (in thousands)

                                                           For the        For the Three       For the           For the
                                                         Year Ended       Months Ended      Year Ended        Year Ended
                                                        December 31,      December 31,     September 30,     September 30,
                                                            1996              1995             1995              1994
Cash flows from operating activities:                   -----------       ------------     ------------      ------------
Net loss                                               $      (176)      $      (183)     $    (7,772)      $    (2,429)
Adjustments to reconcile net loss
    to net cash used for operating activities:
    Gains on sales of assets                                  (623)               --              (26)               --
    Gain on foreclosure                                         --                --             (760)               --
    Provisions for impairment of
      investments in real estate                               317                --            7,725             1,732
    Gain on guarantee settlement                              (117)               --               --                --
    Bad debt expense                                            --                --               --                17
    Discount on note receivable                                 --                --               --                96
    Depreciation and amortization                               52                15              116               148
    Amortization of loan fees, included in interest expense     23                 5                5                 5
Changes in certain assets and liabilities:
    Prepaid expenses and other assets                            5               (32)              25                17
    Accounts payable and other liabilities                    (142)              (40)             174               (40)
    Payment of guarantee settlement                           (183)               --               --                --
    Payable to Sponsor                                          --                --               --                (3)
    Interest receivable                                         --                --               --               (15)
                                                        -----------       -----------       -----------        -----------
      Net cash used for operating activities                  (844)             (235)            (513)             (472)
                                                        -----------       -----------       -----------        -----------

Cash flows from investing activities:
    Additions to real estate investments                       (40)              (50)             (47)              (87)
    Net proceeds from sale of land                           1,986                --              420                --
    Payments received on notes receivable                       --                --               92                 4
    Leasehold improvements                                      --                --               --                (1)
                                                        -----------       -----------      -----------       -----------
    Net cash provided by (used for) investing activities     1,946               (50)             465               (84)
                                                        -----------       -----------      -----------        ----------
Cash flows from financing activities:
    Borrowings on notes payable                                 60               500               48                --
    Note payable principal payments                           (560)               --              (54)              (22)
                                                        ------------      -----------      ------------      -----------
    Net cash provided by (used for) financing activities      (500)              500               (6)              (22)
                                                        ------------      -----------      ------------      -----------

Net increase (decrease) in cash and cash equivalents           602               215              (54)             (578)

Cash and cash equivalents at beginning of period               459               244              298               876
                                                       -----------       -----------      -----------       -----------

Cash and cash equivalents at end of period             $     1,061       $       459      $       244       $       298
                                                        ==========        ==========       ==========        ==========


                See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Cash Flows - continued
                 For the year ended December 31, 1996, the three
               months endedDecember 31, 1995, and the years ended
                           September 30, 1995 and 1994
                                 (in thousands)


                                                           For the        For the Three       For the           For the
                                                         Year Ended       Months Ended      Year Ended        Year Ended
                                                        December 31,      December 31,     September 30,     September 30,
                                                            1996              1995             1995              1994
                                                        -----------       -----------      -----------       -----------
Supplemental disclosure of cash flow information:
    Cash paid for interest                             $        28       $        15      $       138       $       203
                                                        ==========        ==========       ==========        ==========

Supplemental disclosure of non-cash transaction:
    Deed-in-lieu of foreclosure:
    Reduction of investment in real estate and other
      assets                                           $        --       $        --      $     1,460       $        --
                                                        ==========        ==========       ==========        ==========
    Reduction of notes payable                         $        --       $        --      $     2,149       $        --
                                                        ==========        ==========       ==========        ==========
    Reduction of accrued expense and other liabilities $        --       $        --      $        95       $        --
                                                        ==========        ==========       ==========        ==========
    Reduction of deferred financing costs              $        --       $        --      $        25       $        --
                                                        ==========        ==========       ==========        ==========





























                See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994



Note 1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Realty Fund III (the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The General Partners of the Partnership are Daniel Lee Stephenson and Rancon Financial Corporation (RFC) hereinafter referred to as the Sponsors. RFC is wholly owned by Daniel Lee Stephenson. The Partnership reached final funding in December, 1986. At December 31, 1996 and September 30, 1995, 37,473 and 37,489 Units, respectively, were issued and outstanding.

Allocation of profits, losses and cash distributions from operations and cash distributions from sales or refinancing are made pursuant to the terms of the Partnership Agreement which generally allocates 98% to the limited partners and 2% to the general partners.

Plan of Orderly Liquidation

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale, are classified as property held for sale on the accompanying December 31, 1996 balance sheet and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Management believes that the Partnership's available cash together with cash generated from operations prior to sale of the real estate assets and net proceeds upon sales will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

General Partners and Management Matters

Effective January 1, 1994, RFC performed or contracted on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services were provided by RFC subject to the provisions of the Partnership Agreement. Prior to January 1, 1994, the Partnership had contracted with Partnership Asset Management Company ("PAMCO"), a California corporation, to perform the same services. Effective January 1, 1994, RFC entered into an agreement with the owner of PAMCO to purchase all of its outstanding shares of stock. PAMCO was not considered to be an affiliate of the Partnership or RFC at the time of purchase.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $299,000 per year, which is fixed for five years subject to reduction in the year following the sale of

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994

assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. As discussed above, on February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. However, the liquidation proceeds and the timing thereof are not currently estimable. Once such liquidation proceeds and the cost and timing of the liquidation become determinable, the Partnership will commence reporting on the liquidation basis of accounting whereby remaining assets will be presented at the estimated realizable value and remaining liabilities, including a provision for the estimated costs of the plan, will be presented at the estimated settlement value. Accordingly, the accompanying financial statements do not provide for any adjustments relating to the aforementioned plan of orderly liquidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that long-lived assets be carried at the lower of carrying amount or fair value and that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. On February 12, 1997 the Partnership elected to list all properties for sale and as such has classified them as held for sale in the accompanying financial statements.
Commencing  with  the  first  quarter  of  1997,  the  Partnership   will  cease
depreciating these assets. The specific accounting policies for assets to be held and used and those to be disposed of are described in more detail below.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the property and does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property.

Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the land and does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property.

Rental Property - Rental properties, including the related land, are stated at cost unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value for financial reporting purposes: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and
(iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Land Held for Development - Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value for financial reporting purposes: (i) is based on the Partnership's plans for the development and/or sale of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties, less estimated costs to complete and/or sell the property; and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties prior to their sale.

Cash and Cash Equivalents - The Partnership considers all certificates of deposit and money market funds with original maturities of less than 90 days to be cash equivalents.

Deferred Costs - Included in prepaid expenses and other assets are deferred lease commissions which are amortized over the term of the related lease agreements.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is calculated using the weighted average of limited partnership units outstanding during the period and the Limited Partners' share of the net loss.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994

Gain on Sales of Real Estate - Revenue from the sale of property is recognized at the close of escrow, when title has passed, minimum down payment requirements are met, the terms of any notes received by the Partnership satisfy continuing payment requirements and the Partnership is relieved of any requirements for continued involvement with the properties.

Income Taxes - No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes differs from the Partnership income tax return because of different accounting methods used for certain items, principally the capitalization of carrying costs associated with development and the provision for impairment of investments in real estate.

Reclassification - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

Note 2.     RELATED PARTY TRANSACTIONS

Reimbursable Expenses and Management Fees to Sponsor

Through December 31, 1994, the Partnership had an agreement with RFC for property management services. The agreement provided for a management fee equal to 5% of gross rents collected while managing properties. Fees and costs incurred under this agreement totaled $5,000 and $44,000 for the years ended September 30, 1995 and 1994, respectively.

The Partnership Agreement also provides for the reimbursement of actual costs incurred by RFC in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership totaled $182,000 and $195,000 for the years ended September 30, 1995 and 1994, respectively. Effective January 1, 1995, these services are being provided by Glenborough as described in Note 1.

Note 3.     NOTE RECEIVABLE

During October, 1992, the Partnership began legal proceedings against Sumarco (operating as Backwaters Restaurant) on a $38,000 note receivable that was in default. The Partnership and Sumarco negotiated a payment schedule whereby the Partnership received a one time premium payment of $5,000 and agreed to reduce the principal balance by approximately $5,000 provided that Sumarco made semi-monthly principal and interest payments of $1,000 until $33,000 in principal is paid. To show good faith during the negotiations, the Partnership also received a partial payment of $5,000 from Sumarco which was applied to interest receivable, late charges and the reimbursement of a portion of the legal costs incurred to date related to the delinquent note. Any payment not made by Sumarco would result in a judgment in favor of the Partnership for the full principal balance, accrued and unpaid interest and legal fees and costs associated with the enforcement of such judgment. Sumarco defaulted on its payments under the note and the Partnership obtained a default judgment and recorded the related abstracts of judgment. At September 30, 1994, the balance in the note receivable was $17,000. Based on the uncertainty of collection on the note, management established a reserve for the remaining balance of $17,000 at September 30, 1994. There were no payments made on the note in 1995 or in 1996. Therefore, it was determined that the $17,000 note receivable was uncollectible and on March 31, 1996, management wrote-off the receivable and the related allowance.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994

Note 4.    INVESTMENT IN REAL ESTATE

Rental property held for sale as of December 31 ,1996 and held for investment at September 30, 1995 is as follows:

                                        1996                  1995
Land                               $   231,000           $   304,000
Buildings                              748,000               992,000
Leasehold and other improvements       423,000               364,000
                                     ---------             ---------
                                     1,402,000             1,660,000
Less accumulated depreciation         (602,000)             (545,000)
                                     ----------           ----------
Total                              $   800,000           $ 1,115,000
                                     ==========            ==========


Land held for sale is as follows:
                                      December 31,          September 30,
                                          1996                  1995
6 acres in Rancho Cucamonga        $     1,513,000       $     1,486,000
33.14 acres in Rancho Cucamonga                 --             1,363,000
1.8 acres in Rancho Cucamonga              154,000               151,000
8.92 acres in San Bernardino             1,700,000             1,700,000
                                    --------------        --------------
                                   $     3,367,000       $     4,700,000
                                    ==============        ==============

The 6 acres in Rancho Cucamonga and the 8.92 acres in San Bernardino were not held for sale as of September 30, 1995.

The above land held for sale remains unencumbered at December 31, 1996.

During the years ended  December 31, 1996,  and  September 30, 1995 and 1994 the
following   provisions  to  reduce  the  carrying  value  of  the  Partnership's properties were made:

                                      1996                1995              1994
                                      ----                ----              ----
Rental Properties:
 Civic Center II                $    317,000    $           --    $           --
 Civic Center III                         --                --           620,000
                                ------------    --------------    --------------
                                     317,000                --           620,000
                                ------------    --------------    --------------
Unimproved Land:
  Rancho Cucamonga, CA:
   33.14 acres                            --         6,773,000           752,000
   6.00 acres (7.43 in 1994)              --                --           345,000
   1.8 acres                              --           289,000            15,000
  San Bernardino, CA:
   8.92 acres                             --           663,000                --
                                ------------    --------------    --------------
                                          --         7,725,000         1,112,000
                                ------------    --------------    --------------

     Total                    $    317,000      $    7,725,000    $    1,732,000
                                 ===========     =============     =============

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994

The Partnership did not record a provision for impairment of investments in real estate during the three months ended December 31, 1995.

Prior to January, 1995, the Partnership's business strategy was to hold its properties for future development and operation. Conclusions about the carrying value of the Partnership's properties were based upon this strategy. In 1994, the Partnership reduced the carrying value of the Civic Center III property to its then estimated fair value in anticipation of the foreclosure which occurred in 1995. Also in 1994, certain costs associated with the unimproved land were deemed to be unrecoverable and the related carrying values were reduced accordingly. In 1995, the Partnership modified its strategy to focus on its eventual liquidation with its assets being disposed of at the optimal time and sales price. On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, the Partnership revalued certain of its assets in 1996 and 1995 based upon this change in strategy and independent appraisals obtained in 1995. Appraisals are estimates of fair value based upon assumptions about the property and the market in which it is located. Due to the uncertainties inherent in the appraisal process, these valuations do not purport to be the price at which a sale transaction involving these properties can or will take place.

Note 5.           DISPOSITION OF PROPERTY

On June 3, 1996, the Partnership sold 33 acres of the Rancho Cucamonga unimproved land for $2,166,000. The gain on sale after closing costs of $180,000 was $623,000 and is included as a gain on sales of property on the Partnership's 1996 statement of operations. The net cash proceeds of $1,986,000 from the sale were used to pay prior and current property taxes and the $560,000 note payable discussed in Note 7. The remaining proceeds were added to cash reserves.

On March 15, 1995 management of Civic Center III was turned over to a receiver for the lender of the $2,149,000 note payable secured by such property. As a result of decreased occupancy and rental rates, the monthly debt service payments exceeded the cash generated by the rental operations of the property. These factors, along with the decline in the property's value and the unsuccessful attempts to renegotiate the terms of the loan, forced management to discontinue the monthly debt service payments. In April 1995, the Partnership was required to turn over to the receiver the net cash flow generated by Civic Center III from January 1, 1995 through March 15, 1995 of approximately $26,000 and on May 23, 1995, title to the property passed to the lender. The Partnership recognized a $760,000 extraordinary gain on the deed-in-lieu of foreclosure, which is included on the Partnership's 1995 statement of operations.

On May 30, 1995, the Partnership sold a 3,417 square foot easement of the San Bernardino unimproved land for $26,000. The gain on sale after closing costs of $1,000, was $1,000 and is included in gain on sale of assets on the Partnership's 1995 statement of operations.

On August 24, 1995, the Partnership sold 1.43 acres of land for $444,000. The gain on sale after closing costs of $49,000 was $25,000 and is included in gain on sale of assets on the Partnership's 1995 statement of operations.

Note 6.           ACCRUED GUARANTEE SETTLEMENT COSTS

The Partnership agreed to indemnify the Sponsors for any amounts paid under an agreement executed by the Sponsors in 1992 guaranteeing the payment and

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994

performance of a portion of a promissory note to Imperial Thrift and Loan (Imperial) which was assumed by the buyer (Sumarco) when Sumarco purchased a restaurant property from the Partnership on April 30, 1992. The guarantee of up to a maximum $600,000 was a condition of such assumption. Sumarco defaulted under the terms of the note. Imperial filed a foreclosure action against Sumarco and named the Sponsors as defendants for purposes of enforcing the guarantee. The Partnership felt there were strong points in its favor, but in the interim recorded an estimated loss on the guarantee of $300,000 as of September 30, 1993.

In order to avoid the uncertainties and expense of further litigation, Imperial and the Sponsors entered into a Settlement Agreement and Release on January 2, 1996. The Agreeing Parties (Imperial and the Sponsors) acknowledge that the settlement between them is a compromise resolution of disputed claims. Accordingly, Imperial filed a Request for Dismissal of Case No. RCV 07394, and the Sponsors complied with their payment of $182,500 on January 16, 1996. The Partnership reimbursed the Sponsors under its indemnity agreement and recorded a $117,500 gain for the balance of the accrued liability that was not incurred by the Partnership. Sumarco is not party to this full and final settlement, and is in no way to be benefited or released by it.

Note 7.           NOTES PAYABLE

On October 4, 1995, the Partnership borrowed $575,000, from an unaffiliated third party, secured by Civic Center II. $75,000 of the loan proceeds were held back by the lender to be disbursed for tenant improvements. During 1996, $60,000 was disbursed to the Partnership from the lender holdback. On June 10, 1996, the Partnership paid-off the $560,000 note payable plus accrued interest with the net cash proceeds from the 33 acre land sale.

Note 8.           LEASES

The Partnership's rental property is leased under operating leases that expire at various dates through July 31, 2001. The following is a schedule of minimum future rental income on non-cancelable operating leases as of December 31, 1996:

                    1997             $        137,000
                    1998                      111,000
                    1999                      110,000
                    2000                       51,000
                    2001                       21,000
                    Thereafter                 27,000
                                      ---------------
                      Total          $        457,000
                                      ===============

Note 9.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following reconciliation has been prepared using tax amounts estimated on a calendar year basis.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                December 31, 1996 and September 30, 1995 and 1994

The following is a reconciliation for the years ended December 31, 1996 and September 30, 1995 and 1994, of the net income for financial reporting purposes to the estimated taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                      1996            1995               1994
                                                      ----            ----               ----
Net loss per financial statements                 $     (176)     $   (7,772)      $    (2,429)
Gain on foreclosure                                       --            (760)               --
Provision for impairment of investments
       in real estate                                    317           7,725             1,732
Financial reporting gain (loss) on sale of
       assets in excess of tax reporting
       gain                                           (7,648)             --                --
Financial reporting gain on guarantee
       settlement in excess of tax
       reporting gain                                   (117)             --                --
Financial reporting depreciation in excess
       of tax depreciation                                (1)             --                --
Property taxes capitalized for tax reporting
       purposes                                          125              --                --
Tax reporting loss on bad debt in excess of
       financial reporting loss                         (183)             --                --
Penalties not deductible for tax purposes                 43              --                --
Operating expenses reported in a different
       period for tax than for financial
       reporting                                          47              --                --
                                                  ----------      ----------       -----------
Estimated net income (loss) for federal
 income tax purposes                              $   (7,593)     $     (807)      $      (697)
                                                   ==========      =========        ==========

The following is a reconciliation as of December 31, 1996 and September 30, 1995 of partner's capital for financial reporting purposes to estimated partners' capital for federal income tax purposes (in thousands).

                                                     1996            1995
                                                     -----           ----
Partners' equity per financial statements        $    5,192      $    5,551
Cumulative provision for impairment of
       investments in real estate                     2,797          10,441
Acquisition fees capitalized for tax purposes           898              --
Financial reporting depreciation in excess
       of tax reporting depreciation                     46              --
Operating expenses recognized in a different
       period for financial reporting than for
       income tax reporting, net                         47              --
Estimated partners' capital for federal
 income tax purposes                             $    8,980      $   15,992
                                                  =========       =========

                             RANCON REALTY FUND III,
                        A California Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)

COLUMN A             COLUMN B             COLUMN C                COLUMN D

                                          Initial Cost to         Subsequent to
                                         Partnership                Acquisition
                                                          Buildings
                                                             and                      Carrying
Description                     Encumbrances     Land   Improvements   Improvements     Costs
-----------------------------------------------------------------------------------------------
Rental Property held for sale:
  Commercial office complex,
    San Bernardino County, California:
    1.194 acres - Civic Center II $   --      $    346    $     --      $   1,422     $   226
       Less: Writedown to estimated
       fair value (2)                 --            --          --          (560)         (32)
-----------------------------------------------------------------------------------------------
                                      --           346          --           862          194
-----------------------------------------------------------------------------------------------
Land held for sale:
  San Bernardino County, California:
     6 acres                           --         2,018          --           203          107
       Less: Writedown to estimated
       fair value (2)                  --            --          --          (176)        (639)
     8.92 acres                        --         2,777          --             9           --
       Less: Writedown to estimated
       fair value (2)                  --            --          --            (9)      (1,077)
     1.8 acres                         --           393          --            33           32
       Less: Writedown to estimated
       fair value (2)                  --            --          --           (30)        (274)
-----------------------------------------------------------------------------------------------
                                       --         5,188          --            30       (1,851)
===============================================================================================

                                 $     --      $  5,534    $     --      $    892     $ (1,657)
===============================================================================================

(1)  The aggregate cost for Federal income tax purpose is $7,269.
(2)  See Note 4 to Financial Statements.
(3)  Building depreciated over 40 years, tenant improvements depreciated over 5-10 years.


                             RANCON REALTY FUND III,
                        A California Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)

COLUMN A                                              COLUMN E                  COLUMN F      COLUMN G   COLUMN H    COLUMN I

                                                   Cost Capitalized
                                               Gross Amount Carried
                                                 at December 31, 1996
                                                        Building                              Date                   Life
                                                          and          (1)   Accumulated  Construction   Date     Depreciated
Description                                Land      Improvements     Total  Depreciation     Began      Acquired     Over
------------------------------------------------------------------------------------------------------------------------------------
Rental Property held for sale:
  Commercial office complex,
    San Bernardino County, California:
    1.194 acres - Civic Center II      $    354    $     1,640  $     1,994 $     602         10/31/84   2/28/84       (3)
       Less: Writedown to estimated
       fair value (2)                     (123)         (469)        (592)        --
--------------------------------------------------------------------------------------------------------------------------------
                                           231         1,171         1,402        602
--------------------------------------------------------------------------------------------------------------------------------
Land held for sale:
  San Bernardino County, California:
     6 acres                              2,328            --        2,328         --        N/A         8/06/84      N/A
       Less: Writedown to estimated
       fair value (2)                      (815)           --         (815)        --
     8.92 acres                           2,786            --        2,786         --        N/A         9/16/92      N/A
       Less: Writedown to estimated
       fair value (2)                    (1,086)           --       (1,086)        --
     1.8 acres                              458            --          458         --        N/A         8/06/84     N/A
       Less: Writedown to estimated
       fair value (2)                      (304)           --         (304)        --
--------------------------------------------------------------------------------------------------------------------------------
                                          3,367            --        3,367         --
================================================================================================================================

                                       $  3,598      $  1,171     $  4,769    $   602
================================================================================================================================

(1)  The aggregate cost for Federal income tax purpose is $7,269.
(2)  See Note 4 to Financial Statements.
(3)  Building depreciated over 40 years, tenant improvements depreciated over 5-10 years.


                            RANCON REALTY FUND III,
                          A California Limited Partnership

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In Thousands)


Reconciliation of gross amount at which real estate was carried, for the year ended December 31,1996, the three months ended December 31, 1995, and the years ended September 30, 1995 and 1994.


                                              Dec. 31,          Dec. 31,          Sept. 30,      Sept. 30,
                                                1996               1995             1995            1994

INVESTMENT IN REAL ESTATE

Balance at beginning of period               $    6,409        $    6,359        $   16,683    $   18,327

     Additions (deletions) during period:
        Improvements, etc.                           40                50                14            88
        Foreclosure                               ---                 ---            (2,251)          ---
        Writedown to estimated fair value          (317)              ---            (7,725)       (1,732)
     Sales during period                         (1,363)              ---              (362)          ---
                                              ---------         ---------         ---------      --------

  Balance at end of period                   $    4,769        $    6,409        $    6,359    $   16,683
                                              =========         =========         =========     =========

   ACCUMULATED DEPRECIATION
Balance at beginning of period                  $   557        $      544        $    1,242    $    1,120

     Additions charged to expenses                   45                13               100           122
     Foreclosure                                    ---               ---              (798)          ---
                                              ---------         ---------         ---------      --------

  Balance at end of period                   $      602        $      557        $      544    $    1,242
                                              =========         =========         =========     =========



                            RANCON REALTY FUND III,
                        A California Limited Partnership




                                INDEX TO EXHIBITS


Exhibit Number                                  Exhibit


     27                                   Financial Data Schedule