Form 10-Q
period 1997-03-31
RANCON REALTY FUND III
filed 1997-05-15
CIK 707853

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    Yes X No

         Total number of units outstanding as of March 31, 1997: 37,473

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                            March 31,                 December 31,


                                                              1997                        1996
Assets
Investments in real estate:
   Rental property held for sale                         $          800              $          800
   Land held for sale                                             3,369                       3,367
                                                         --------------              --------------
    Total real estate investments                                 4,169                       4,167

Cash and cash equivalents                                           988                       1,061
Deferred financing costs and other fees,
   net of accumulated amortization of $19
   and $83 at March 31, 1997 and
   December 31, 1996, respectively                                   12                          13
Other assets                                                          3                           3
                                                         --------------               -------------

           Total assets                                  $        5,172              $        5,244
                                                         ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses                $           35              $           43
    Other liabilities                                                 9                           9
                                                         --------------              --------------

       Total liabilities                                             44                          52
                                                         --------------              --------------

Partners' equity (deficit):
    General Partner                                                (269)                       (268)
    Limited Partners, 37,473 limited
       partnership units outstanding at March
       31, 1997 and December 31, 1996                             5,397                       5,460
                                                         --------------              --------------

           Total partners' equity                                 5,128                       5,192
                                                         --------------              --------------

              Total liabilities and partners' equity     $        5,172              $        5,244
                                                         ==============              ==============

                 See accompanying notes to financialstatements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)


                                                            Three months ended
                                                                March 31,
                                                       1997                1996
                                                  --------------       --------
Revenues:

     Rental income                                  $       35          $        50
     Interest and other income                              13                    3
     Gain on guarantee settlement                          ---                  117
                                                    ------------        -----------

     Total revenues                                         48                  170
                                                    ------------        -----------

Expenses:
     Operating                                              22                   20
     Expenses associated with undeveloped land               9                   35
     Interest                                              ---                   21
     Depreciation and amortization                           2                   16
     General and administrative                             79                  110
                                                    ------------        -----------

     Total expenses                                        112                  202
                                                    ------------        -----------

Net loss                                                   (64)                (32)
                                                    -----------         ------------

Net loss per limited partnership unit               $     (1.68)        $     (0.83)
                                                    ============        ============

Weighted average  number of limited
  partnership  units  outstanding  during
     the period used to compute net loss
     per limited partnership unit                       37,473               37,489
                                                    ==========          ===========









                 See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)




                                       General               Limited
                                       Partner               Partners             Total


Balance at December 31, 1996        $        (268)        $      5,460        $       5,192

Net loss                                       (1)                 (63)                 (64)
                                    --------------        -------------       --------------

Balance at March 31, 1997           $        (269)        $      5,397        $       5,128
                                    =============         ============        =============



Balance at December 31, 1995        $        (264)        $      5,632        $       5,368

Net loss                                       (1)                 (31)                 (32)
                                    -------------         ------------        -------------

Balance at March 31, 1996           $        (265)        $      5,601        $       5,336
                                    =============         ============        =============













                 See accompanying notes to financialstatements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Cash Flows (in thousands)
                                   (Unaudited)


                                                                            Three months ended
                                                                                 March 31,
                                                                           1997               1996
Cash flows from operating activities:
  Net loss                                                        $        (64)       $         (32)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Gain on guarantee settlement                                           ---                (117)
    Depreciation and amortization                                            2                  16
    Amortization of loan fees, included in interest expense                 --                   5
Changes in certain assets and liabilities:
    Accounts receivable                                                    ---                  (1)
    Deferred financing costs and other fees                                 (1)                ---
    Accounts payable and accrued expenses                                   (8)                  9
    Payment of guarantee settlement                                        ---                (183)
                                                                  ------------         -----------

       Net cash used for operating activities                              (71)               (303)
                                                                  ------------         -----------

Cash flows from investing activities:
    Additions to real estate investments                                    (2)                 (5)
                                                                  ------------         -----------

       Net cash used for investing activities                               (2)                 (5)
                                                                  -------------        ------------

Cash flows from financing activities:
    Borrowings on notes payable                                            ---                  60
                                                                  ------------         -----------

       Net cash provided by financing activities                           ---                  60
                                                                  ------------         -----------

Net decrease in cash and cash equivalents                                  (73)               (248)

Cash and cash equivalents at beginning of period                         1,061                 459
                                                                  ------------         -----------

Cash and cash equivalents at end of period                        $        988         $       211
                                                                  ============         ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $        ---         $        11
                                                                  ============         ===========


                 See accompanying notes to financialstatements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund III, A California Limited Partnership (the Partnership) as of March 31, 1997 and December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

Allocations of profits, losses and cash distributions from operations and cash distributions from sales or refinancing are made pursuant to the terms of the Partnership Agreement which generally allocates 98% to the limited partners and 2% to the general partners.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale, are classified as property held for sale on the accompanying balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, currently $239,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

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

                                 March 31, 1997
                                   (Unaudited)


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

Reclassification - Certain 1996 balances have been reclassified to conform with the current period presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the December 31, 1996 audited financial statements.

Note  3.          LAND HELD FOR SALE

At March 31, 1997, there is approximately one acre of land under contract for sale under an agreement of purchase and sale. The sale is expected to close in May 1997. The cash proceeds will be added to the cash reserves of the Partnership.

Note 4.           ACCRUED GUARANTEE SETTLEMENT COSTS

The Partnership agreed to indemnify the Sponsors for any amounts paid under an agreement executed by the Sponsors in 1992 guaranteeing the payment and performance of a portion of a promissory note to Imperial Thrift and Loan (Imperial) which was assumed by the buyer (Sumarco) when Sumarco purchased a restaurant from the Partnership on April 30, 1992. The guarantee of up to a maximum of $600,000 was a condition of such assumption. Sumarco defaulted under the terms of the note. Imperial filed a foreclosure action against Sumarco and named the Sponsors as defendants for purposes of enforcing the guarantee. The Partnership felt there were strong points in its favor, but recorded an estimated loss on such guarantee of $300,000 at September 30, 1993.

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

                                 March 31, 1997
                                   (Unaudited)


$117,500 gain for the balance of the accrued liability that was not incurred by the Partnership. Sumarco is not party to this full and final settlement, and is in no way to be benefited or released by it.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

In December, 1986, Rancon Realty Fund III (the Partnership) completed final funding with 37,500 limited partnership units (Units) issued. As of March 31, 1997, the Partnership had cash of $988,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled $4,169,000 as of March 31, 1997.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale, are classified as property held for sale on the accompanying balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

The Partnership's primary source of funds include property sales, property operations, and interest income earned on cash balances. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with acquiring tenants. The net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations.

The Partnership's assets are located within the Inland Empire, a sub-market of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving.

As of March 31, 1997, the Partnership owns a 17,750 square foot office building (Civic Center II) and approximately 16.7 acres of land.

Management believes that the Partnership's available cash together with cash generated from operations prior to sale of the real estate assets and net proceeds upon sales will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.


RESULTS OF OPERATIONS

Rental income decreased during the three months ended March 31, 1997 by $15,000, or 30%, compared to the same period in 1996, due to a reduction in occupancy at Civic Center II from 86% at March 31, 1996 to 58% at March 31, 1997. The reduction in occupancy occurred when a tenant vacated a 5,074 square foot space upon their lease expiration in 1996.

Interest and other income increased by $10,000, or 333%, in the three months ended March 31, 1997 compared to the three months ended March 31, 1996, primarily as a result of a higher invested cash balance from the June 1996 sale of 33 acres of unimproved land.

During the three months ended March 31, 1997 expenses associated with undeveloped land decreased by $26,000, or 74%, when compared to the three months ended March 31, 1996, as a result of lower property tax expenses due to the sale of land in 1996, prior year property tax refunds recorded in 1997, and reduced property taxes resulting from successful property tax appeals on certain land parcels, net of tax appeal fees.

Interest expense decreased by $21,000, or 100%, during the three months ended March 31, 1997 compared to the same period in 1996, due to a pay-off in June 1996 of the only note payable previously outstanding.

Due to the cessation of depreciation on the rental property held for sale, Civic Center II, depreciation and amortization decreased by $14,000, or 88%, during the three months ended March 31, 1997 compared to the same period in 1996. The $2,000 of expense during the three months ended March 31, 1997, represents amortization of lease commissions and depreciation of furniture and equipment.

General and administrative expense decreased in the three months ended March 31, 1997 by $31,000, or 28%, compared to the same period in 1996, as a result of lower legal fees due to the 1996 settlement and a lower asset management fee attributable to the sale of land in 1996.

Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

                  Incorporated by reference to Note 4 of the Notes to Financial Statements included herein.

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


                         RANCON REALTY FUND III,
                         A CALIFORNIA LIMITED PARTNERSHIP
                         (Registrant)



Date: May 15, 1997       By:/s/Daniel L. Stephenson
                              Daniel L. Stephenson
                              General Partner and Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner of Rancon Realty Fund III, a California Limited Partnership