Form 10-Q
period 1997-06-30
RANCON REALTY FUND III
filed 1997-08-13
CIK 707853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                   Yes X No __

          Total number of units outstanding as of June 30, 1997: 37,473

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              RANCON REALTY FUND III,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                                  Balance Sheets
                                     (in thousands, except units outstanding)
                                                    (Unaudited)

                                                             June 30,                  December 31,
                                                               1997                       1996

Assets
Investments in real estate:
   Rental property held for sale                          $          800              $          800
   Land held for sale                                              3,124                       3,367
                                                          --------------              --------------
    Total real estate investments                                  3,924                       4,167

Cash and cash equivalents                                          1,113                       1,061
Deferred financing costs and other fees,
   net of accumulated amortization of $20
   and $83 at June 30, 1997 and
   December 31, 1996, respectively                                    11                          13
   Other assets                                                       15                           3
                                                          ---------------             --------------

           Total assets                                   $        5,063              $        5,244
                                                          ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses                 $           24              $           43
    Other liabilities                                                 10                           9
                                                          --------------              --------------

       Total liabilities                                              34                          52
                                                          --------------              --------------

Partners' equity (deficit):
    General Partners                                                (271)                       (268)
    Limited Partners, 37,473 limited
       partnership units outstanding                               5,300                       5,460
                                                          --------------              --------------

           Total partners' equity                                  5,029                       5,192
                                                          --------------              --------------

              Total liabilities and partners' equity      $        5,063              $        5,244
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

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                           Three months ended                       Six months ended
                                                                 June 30,                                June 30,
                                                         1997              1996                  1997              1996
                                                    ---------          ---------              ---------        ----------
Revenues:
 Rental income                                      $       32         $       34             $      67        $       84
 Interest and other income                                  11                  2                    24                 5
 Gain (loss) on sales of land                              (17)               623                   (17)              623
 Gain on guarantee settlement                              ---                ---                   ---               117
                                                    ----------         ----------             ---------        ----------

        Total revenues                                      26                659                    74               829
                                                    ----------         ----------             ---------        ----------

Expenses:
 Operating                                                  23                 23                    45                43
 Expenses associated with undeveloped land                  19                 88                    28               123
 Interest expense                                          ---                 30                   ---                51
 Depreciation and amortization                               1                 13                     3                29
 General and administrative                                 82                107                   161               217
                                                    ----------         ----------             ---------        ----------

        Total expenses                                     125                261                   237               463
                                                    ----------         ----------             ---------        ----------

Net income (loss)                                   $      (99)        $      398             $    (163)       $      366
                                                    ----------         ----------             ---------        ----------

Net income (loss) per limited partnership unit      $  (2.59)          $    10.41            $    (4.27)       $     9.57
                                                     ========         ===========             =========          ========

Weighted average number of limited  partnership
 units  outstanding  during each period used
 to compute net income (loss) per limited
 partnership unit                                       37,473             37,484                37,473            37,486
                                                    ==========         ==========             =========        ==========





                 See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)




                                                             General               Limited
                                                             Partners              Partners             Total

Balance at December 31, 1996                              $        (268)        $      5,460        $       5,192

Net loss                                                             (3)                (160)                (163)
                                                          --------------        -------------       --------------

Balance at June 30, 1997                                  $        (271)        $      5,300        $       5,029
                                                          ==============        ============        =============



Balance at December 31, 1995                              $        (264)        $      5,632        $       5,368

Net income                                                            7                  359                  366
                                                          -------------         ------------         -------------

Balance at June 30, 1996                                  $        (257)        $      5,991        $       5,734
                                                          =============         ============        =============









                 See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                             June 30,
                                                                                      1997               1996
                                                                               -------------        -----------
Cash flows from operating activities:
  Net income (loss)                                                            $       (163)        $       366
Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
    Gain on guarantee settlement                                                        ---                (117)
    (Gain) loss on sales of land                                                         17                (623)
    Depreciation and amortization                                                         3                  29
    Amortization of loan fees, included in interest expense                             ---                  23
Changes in certain assets and liabilities:
    Deferred financing costs and other fees                                              (1)                (22)
    Other assets                                                                        (12)                 ---
    Accounts payable and accrued expenses                                               (19)               (161)
    Payment of guarantee settlement                                                     ---                (183)
    Other liabilities                                                                     1                  (6)
                                                                               ------------         -----------

       Net cash used for operating activities                                          (174)               (694)
                                                                               ------------         -----------

Cash flows from investing activities:
    Net proceeds from sales of land                                                     237               1,986
    Additions to real estate investments                                                (11)                 (1)
                                                                               -------------        -----------

       Net cash provided by investing activities                                        226               1,985
                                                                               ------------         -----------

Cash flows from financing activities:
    Borrowings on note payable                                                          ---                  60
    Note payable principal payments                                                     ---                (560)
                                                                               ------------         -----------

       Net cash used for financing activities                                           ---                (500)
                                                                               ------------         ------------

Net increase in cash and cash equivalents                                                52                 791

Cash and cash equivalents at beginning of period                                      1,061                 459
                                                                               ------------         -----------

Cash and cash equivalents at end of period                                     $      1,113         $     1,250
                                                                               ============         ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                       $        ---         $        28
                                                                               ============         ===========

                 See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund III, A California Limited Partnership (the Partnership) as of June 30, 1997 and December 31, 1996, and the related statements of operations for the three and six months ended June 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1997 and 1996.

Allocations of profits, losses and cash distributions from operations and cash distributions from sales or refinancing are made pursuant to the terms of the Partnership Agreement which generally allocates 98% to the limited partners and 2% to the general partners.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale, are classified as property and land held for sale on the accompanying balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

In December, 1994, RFC entered into an agreement with Glenborough Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, currently $239,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the general partners of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)


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

Note  3.          DISPOSITION OF PROPERTY

On June 26, 1997, the Partnership sold one acre of the Rancho Cucamonga unimproved land for $265,000. The loss on sale after closing costs was $17,000 and is included in the Partnership's 1997 statement of operations. The net cash proceeds of $237,000 were added to the cash reserves of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, Rancon Realty Fund III (the Partnership) had cash of $1,113,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled $3,924,000 as of June 30, 1997.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale, are classified as property and land held for sale on the accompanying balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

One acre of Rancho Cucamonga land was sold on June 26, 1997, for a sales price of $265,000. The loss on sale after closing costs of $28,000 was $17,000. The net cash proceeds of $237,000 were added to the cash reserves of the Partnership.

As of June 30, 1997, the Partnership owns a 17,750 square foot office building (Civic Center II) and approximately 15.7 acres of land. The Partnership's assets are located within the Inland Empire, a sub-market of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that while prices have not increased significantly, the Southern California real estate market appears to be improving.

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

RESULTS OF OPERATIONS

Rental income decreased during the six months ended June 30, 1997 by $17,000, or 20%, compared to the same period in 1996, primarily due to the loss of income generated by a tenant who vacated a 5,074 square foot space upon their lease expiration in March 1996. Management is actively marketing the space for lease and has begun preliminary negotiations with a prospective tenant to lease the 5,074 square foot vacant space.

Interest and other income increased by $9,000 and $19,000, respectively, during the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996, as a result of a higher invested cash balance from the June 1996 sale of 33 acres of unimproved land.

The $17,000 loss on the sale of land included in the Partnership's June 30, 1997 statement of operations resulted from the sale of one acre of the Rancho Cucamonga unimproved land for $265,000.

The gain of $623,000 included in the Partnership's June 30, 1996 statement of operations resulted from the sale of 33 acres of Rancho Cucamonga unimproved land for $2,166,000.

The $117,000 gain on guarantee settlement reflected in the Partnership's June 30, 1996 statement of operations is the result of a $300,000 provision for guarantee that was established in 1993 and settled in 1996 for $183,000.

During the three and six months ended June 30, 1997, expenses associated with undeveloped land decreased by $69,000 and $95,000, respectively, when compared to the three and six months ended June 30, 1996, as a result of lower property tax expenses due to the sale of land in 1996, property tax refunds received and recorded in 1997, and reduced property taxes resulting from successful property tax appeals on certain land parcels, net of tax appeal fees.

Interest expense decreased by $30,000 and $51,000, respectively, during the three and six months ended June 30, 1997 compared to the same periods in 1996, due to the pay-off of a $560,000 note payable in June 1996.

Due to the cessation of depreciation on the rental property held for sale, Civic Center II, depreciation decreased by $12,000 and $26,000, respectively, during the three and six months ended June 30, 1997 compared to the same period in 1996. The $3,000 of expense during the six months ended June 30, 1997, represents amortization of lease commissions and depreciation of furniture and equipment.

General and administrative expense decreased during the three and six months ended June 30, 1997 by $25,000 and $56,000, respectively, compared to the same periods in 1996, as a result of lower legal fees due to the 1996 settlement, a reduction in asset management fee attributable to the sale of land in 1996 and one-time tax fees paid in 1996, associated with the Partnership's various state tax filings status.

Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

                  None

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


                             RANCON REALTY FUND III,
                             A CALIFORNIA LIMITED PARTNERSHIP
                            (Registrant)


Date:  August 14, 1997        By: /s/ Daniel L.Stephenson
                                 ------------------------
                               Daniel L. Stephenson
                               General Partner and Director, President, Chief Executive Officer and Chief Financial Officer of Rancon Financial Corporation, General Partner of Rancon Realty Fund III, a California Limited Partnership