Form 10-Q
period 1997-09-30
RANCON REALTY FUND III
filed 1997-11-13
CIK 707853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

       Total number of units outstanding as of September 30, 1997: 37,473

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                                         September 30,                December 31,
                                                              1997                       1996

Assets
Investments in real estate:
   Rental property held for sale                         $          691              $          800
   Land held for sale                                             1,818                       3,367
                                                         --------------              --------------
    Total real estate investments                                 2,509                       4,167

Cash and cash equivalents                                         1,268                       1,061
Deferred financing costs and other fees,
   net of accumulated amortization of $22
   and $83 at September 30, 1997 and
   December 31, 1996, respectively                                    9                          13
Other assets                                                         26                          3
                                                         --------------            ---------------

           Total assets                                  $        3,812              $        5,244
                                                         ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses                $           40              $           43
    Other liabilities                                                 9                           9
                                                         --------------              --------------

       Total liabilities                                             49                          52
                                                         --------------              --------------

Partners' equity (deficit):
    General Partners                                               (297)                       (268)
    Limited Partners, 37,473 limited
       partnership units outstanding                              4,060                       5,460
                                                         --------------              --------------

           Total partners' equity                                 3,763                       5,192
                                                         --------------              --------------

              Total liabilities and partners' equity     $        3,812              $        5,244
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

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)


                                                          Three months ended                         Nine months ended
                                                            September 30,                               September 30,
                                                       1997               1996                    1997               1996
                                                    ----------         ----------             ----------         --------
Revenue:
 Rental income                                      $       35         $       35             $     102        $      119
 Interest and other income                                  10                 14                    34                19
 Gain on sales of land                                      60                ---                    43               623
 Gain on guarantee settlement                              ---                ---                   ---               117
                                                    ----------         ----------             ---------        ----------

        Total revenue                                      105                 49                   179               878
                                                    ----------         ----------             ---------        ----------

Expenses:
 Operating                                                  18                 23                    63                66
 Expenses associated with undeveloped land                  17                 47                    45               170
 Interest expense                                          ---                ---                   ---                51
 Depreciation and amortization                               1                 12                     4                41
 Provision for impairment of investments
    in real estate                                       1,261                ---                 1,261               ---
 General and administrative                                 74                 74                   235               291
                                                    ----------         ----------             ---------        ----------

        Total expenses                                   1,371                156                 1,608               619
                                                    ----------         ----------             ---------        ----------

Net income (loss)                                   $   (1,266)        $     (107)            $  (1,429)       $      259
                                                    -----------        ----------             ----------       ----------

Net income (loss) per limited partnership unit      $  (33.11)         $   (2.80)             $  (37.36)       $     6.77
                                                    ==========         =========              ==========       ==========

Weighted average number of limited  partnership
 units  outstanding  during each period used
 to compute net income (loss) per limited
 partnership unit                                       37,473             37,482                37,473            37,485
                                                    ==========         ==========             =========        ==========









                 See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)




                                           General               Limited
                                           Partners              Partners             Total


Balance at December 31, 1996            $        (268)        $      5,460        $       5,192

Net loss                                          (29)              (1,400)              (1,429)
                                        --------------        -------------       --------------

Balance at September 30, 1997           $        (297)        $      4,060        $       3,763
                                        ==============        ============        =============



Balance at December 31, 1995            $        (264)        $      5,632        $       5,368

Net income                                          5                  254                  259
                                        --------------        ------------         ------------

Balance at September 30, 1996           $        (259)        $      5,886        $       5,627
                                        =============         ============        =============










                 See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                           Nine months ended
                                                                            September 30,
                                                                       1997                1996
Cash flows from operating activities:
  Net income (loss)                                              $     (1,429)        $       259
Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
    Gain on guarantee settlement                                          ---                (117)
    Gain on sales of land                                                 (43)               (623)
    Depreciation and amortization                                           4                  41
    Amortization of loan fees, included in interest expense               ---                  23
    Provision for impairment of investments in real estate              1,261                 ---
Changes in certain assets and liabilities:
    Other assets                                                          (23)                  3
    Accounts payable and accrued expenses                                  (3)               (157)
    Payment of guarantee settlement                                       ---                (183)
                                                                 ------------         ------------

       Net cash used for operating activities                            (233)               (754)
                                                                 -------------        -----------

Cash flows from investing activities:
    Net proceeds from sales of land                                       451               1,986
    Additions to real estate investments                                  (11)                (26)
                                                                 -------------        -----------

       Net cash provided by investing activities                          440               1,960
                                                                 ------------         -----------

Cash flows from financing activities:
    Borrowings on note payable                                            ---                  60
    Note payable principal payments                                       ---                (560)
                                                                 ------------         -----------

       Net cash used for financing activities                             ---                (500)
                                                                 ------------         ------------

Net increase in cash and cash equivalents                                 207                 706

Cash and cash equivalents at beginning of period                        1,061                 459
                                                                 ------------         -----------

Cash and cash equivalents at end of period                       $      1,268         $     1,165
                                                                 ============         ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $        ---         $        28
                                                                 ============         ===========

                 See accompanying notes to financial statements.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund III, A California Limited Partnership (the Partnership) as of September 30, 1997 and December 31, 1996, and the related statements of operations for the three and nine months ended September 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

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

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

Note  3.          INVESTMENTS IN REAL ESTATE

As of September 30, 1997, the Partnership owns a 17,750 square foot office building (Civic Center II) and approximately 13.75 acres of unimproved land.

One acre of the Rancho Cucamonga unimproved land was sold on June 26, 1997, for $265,000. The loss on sale after closing costs was $17,000 and is included in the accompanying 1997 statement of operations. The net cash proceeds of $237,000 were added to the cash reserves of the Partnership.

On September 12, 1997, the Partnership sold 1.8 acres of Rancho Cucamonga unimproved land for $241,000. The gain on sale after closing costs was $60,000 and is included in the accompanying 1997 statement of operations. The net cash proceeds of $214,000 were added to the cash reserves of the Partnership.

On August 21, 1997, the Partnership entered into a purchase and sale agreement with an unaffiliated third party for the sale of 8.79 acres of land for $1,060,000. The sale is expected to close escrow by November 20, 1997.
The cash proceeds will be added to the cash reserves of the Partnership.

During September 1997, the Partnership entered into two separate purchase and sales agreements with unaffiliated third parties for the sales of Civic Center II for $750,000 and 4.96 acres of unimproved land for $759,500, respectively. These sales were completed on October 23, 1997 and November 4, 1997, respectively.

As of September 30, 1997, due to the potential sales price for the rental property and land under various sales contracts, management concluded that the carrying value of the Partnership's investments in Civic Center II and the 13.75 acres of unimproved land were in excess of their estimated fair value and a provision for impairment of the investment in the amount of $1,261,000 was recorded.

                             RANCON REALTY FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


Note  4.          SUBSEQUENT EVENTS

On October 23, 1997, the Partnership sold Civic Center II, a 17,750 square foot office building located at 8280 Utica Avenue in Rancho Cucamonga, California to an unrelated party for $750,000. The sale proceeds were used to pay settlement and other closing costs. Approximately, $683,000 of the net proceeds were added to the Partnership's reserves.

On November 4, 1997, the Partnership sold approximately 4.96 acres of Rancho Cucamonga land to an unrelated party for $759,500. The sale proceeds were used to pay settlement and other closing costs with the balance of approximately $770,000 added to the Partnership's cash reserves.

As of the date of filing this Form 10-Q, it is impracticable for the Partnership to provide financial statements required by Item 7(b) (1) of Form 8-K. In accordance with Item 7(a) (4) of Form 8-K, the Partnership will file such financial statements through a Current Report Form 8-K no later than 60 days after November 14, 1997

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, Rancon Realty Fund III (the Partnership) had cash of $1,268,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, which totaled $2,509,000 as of September 30, 1997.

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

On September 12, 1997, the Partnership sold 1.8 acres of the Rancho Cucamonga land for $241,000. The gain on sale after closing costs was $60,000. The net cash proceeds of $214,000 were added to the Partnership's cash reserves.

One acre of Rancho Cucamonga land was sold on June 26, 1997, for a sales price of $265,000. The loss on sale after closing costs of $28,000 was $17,000. The net cash proceeds of $237,000 were added to the cash reserves of the Partnership.

As of September 30, 1997, the Partnership owns a 17,750 square foot office building (Civic Center II) and approximately 13.75 acres of land. On October 23, 1997, Civic Center II sold for $750,000, to an unrelated third party. Approximately, 4.96 acres of Rancho Cucamonga land sold on November 4, 1997, to an unrelated third party, for $759,500. On August 21, 1997, the Partnership entered into a purchase and sale agreement with an unaffiliated third party for the sale of 8.79 acres of land for $1,060,000. The land sale is expected to close escrow by November 20, 1997; however, the sale is subject to a number of contingencies and accordingly, there can be no assurance that the sale will be completed.

Until the liquidation of the Partnership is completed, the primary source of funds will come from property sales and interest income earned on cash balances. The Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations. Management believes that the Partnership's available cash together with net proceeds upon sales will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

RESULTS OF OPERATIONS

Rental income decreased during the nine months ended September 30, 1997 by $17,000, or 14%, compared to the same period in 1996, primarily due to the loss of income generated by a tenant who vacated a 5,074 square foot space upon their lease expiration in March 1996.

Interest and other income increased by $15,000, or 79%, during the nine months ended September 30, 1997 compared to nine months ended September 30, 1996, as a result of a higher invested cash balance from the June 1996 sale of 33 acres of unimproved land.

On September 12, 1997, the Partnership sold 1.8 acres of land for a net gain of $60,000 and on June 26, 1997, the Partnership sold 1.0 acres of land for a net loss of $17,000 resulting in the $43,000 net gain on sales of land for the nine months ended September 30, 1997.

The gain of $623,000 included in the Partnership's September 30, 1996 statement of operations resulted from the sale of 33 acres of Rancho Cucamonga unimproved land for $2,166,000.

The $117,000 gain on guarantee settlement reflected in the Partnership's September 30, 1996 statement of operations is the result of a $300,000 provision for guarantee that was established in 1993 and settled in 1996 for $183,000.

During the three and nine months ended September 30, 1997, expenses associated with undeveloped land decreased by $30,000 and $125,000, respectively, when compared to the three and nine months ended September 30, 1996, as a result of lower property tax expenses due to the sale of land in 1996, property tax refunds received and recorded in 1997, and reduced property taxes resulting from successful property tax appeals on certain land parcels, net of tax appeal fees.

Interest expense decreased by $51,000, or 100%, during the nine months ended September 30, 1997 compared to the same periods in 1996, due to the pay-off of a $560,000 note payable in June 1996.

Due to the cessation of depreciation on the rental property held for sale, Civic Center II, depreciation decreased by $11,000 and $37,000, respectively, during the three and nine months ended September 30, 1997 compared to the same period in 1996. The $4,000 of expense during the nine months ended September 30, 1997, represents amortization of lease commissions and depreciation of furniture and equipment.

General and administrative expense decreased during the nine months ended September 30, 1997 by $56,000, compared to the same periods in 1996, as a result of lower legal fees due to the 1996 settlement, a reduction in asset management fee attributable to the sale of land in 1996 and one-time tax fees paid in 1996 associated with the Partnership's various state tax filings status.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K:

                  On November 6, 1997, the Partnership filed a Current Report on Form 8-K with respect to the sale of Civic Center II, a 17,750 square foot office building located at 8280 Utica Avenue in Rancho Cucamonga, California.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RANCON REALTY FUND III,
                              A CALIFORNIA LIMITED PARTNERSHIP
                              (Registrant)


Date:  November 13, 1997     By:/s/ Daniel L.Stephenson
                             Daniel L. Stephenson
                             General Partner and Director, President, Chief
                             Executive Officer and Chief Financial Officer of
                             Rancon Financial Corporation, General Partner of
                             Rancon Realty Fund III, a California Limited
                             Partnership